Form 10KSB
RNS SOFTWARE, INC.
filed 2006-03-16
CIK 1341319

OMB APPROVAL
Expires: March 31, 2007
Estimated average burden
Hours per response……1646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number   333-129388

RNS SOFTWARE, INC.
(Name of small business issuer in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2197 West 2nd Avenue, Suite 103,Vancouver, B.C.	V6K 1H7
Canada
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 789-2410

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) On December 31, 2005 the aggregate market value of the voting stock of RNS Software, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant’s common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 25,000,000 shares common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.  Description of Business.

General

We were formed as a Nevada corporation on January 6, 2005 as File4ward Software, Inc. On March 16, 2005 we changed our name to RNS Software, Inc. We are in the business of developing and marketing a search engine optimization software package named SEOdoctor. To date, we have not sold any of our products. Our accountants have raised substantial doubts about our ability to continue as a going concern. Further, we rely on our sole employee, officer and director, Mr. Susin to conduct our business.

SEOdoctor stands for “Search Engine Optimization”. This product allows a client’s website to have key identifier words embedded in the home page which in turn would interact with search engines and result in the client’s website receiving a higher profile / ranking in searches.

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain at www.seodoctor.com, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500. The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. As at December 31, 2005, the Company owed $12,500 plus accrued interest of $655 to the President of the Company.

The technology is comprised of the following components:

1.	All right, title, and interest in and to the SEOdoctor domain;
2.	All present pages and graphics relating to the SEOdoctor product;
3.	Software code and cold fusion code comprising the SEO Injector tool;
4.	All contents of the administrative database for the SEOdoctor domain;
5.	The present potential customer list including contact names, numbers and addresses;
6.
 All intellectual property rights, including the rights to existing trademarks or trademarks in process or the rights to file trademark applications in all jurisdictions, to the SEOdoctor name and SEO Injector tool name.

At present, none of our trademarks are registered.

The potential customer database was compiled by RNS from a variety of industry sources for internal marketing use only. RNS does not intend to sell its database.

Our business

Search engine optimization is the process of optimizing a web site to reflect specific keywords and phrases that are relevant to the business the web site is representing. If properly applied, this optimization helps the web site to attract visitors who are searching for those specific keywords.

A web site’s main page is called the Home Page; all additional pages which are interlinked together are called the Sub Pages. Search engine optimization relates to a variety of elements, not only on the web site's home page, but to the sub pages as well. Those elements can include things like the link structure, link popularity and the content of the site itself. Once a web site is properly optimized, the goal then is to make sure that each of the top crawler based search engines find the site and add as many pages as possible in their indices. Crawler based search engines usually begin with the web site’s home page and then work their way to other pages of the site.

Another important aspect of search engine optimization is making sure the sub pages or at least the main areas of the web site are accessible from the home page. That way, if some of your web site’s pages are optimized for different keywords and can be found in the search engines, they can draw traffic to your website. Search engine optimization also involves making sure the web site is listed in the major directories in the right category and that the web site has a title and description that is reflective of the keywords the web site is targeting.

Other elements of search engine optimization include monitoring the web site’s positioning in the search engines, making adjustments as necessary to stay in top position and submitting to new engines or directories that come along as well. Search engine traffic is used by many businesses as a non-intrusive method of Internet marketing. As opposed to the intrusive online and offline advertising which interrupting the potential customer activities, search is unique because it is presented to the searcher at the exact moment they are seeking knowledge or a solution. Search engine traffic originates from a voluntary, audience-driven search.

The SEOdoctor search engine positioning tool gives the user’s website the advantage it needs for top search engine website ranking. Our optimization software allows the user to choose what content the visitor to their web site sees without crowding the page with the key words presented to the search engines.

Achieving top search engine website ranking is a very important tasks for any webmaster or search engine optimization expert, especially if they are working on an image-based or Flash-driven website. The SEOdoctor search optimization software package was created to assist users in attaining top search engine positioning by transparently allowing for the injection of content, headers, links, titles, and meta tags for the search engines specifically. SEOdoctor positioning tool also allows the user to tailor these injection types for each of the major search engines individually and entirely transparent to a live visitor.

Our revenues will be derived from user subscriptions which range from one month to annual terms. We also offer a 30 day free trial offer to first time subscribers. As a result, our revenues are difficult to predict from period to period. We intend to target small and medium sized business and need to cultivate a significant base of subscribers in order to generate a ratable flow of services and revenue. We anticipate that most of our subscribers will first try the free version before deciding to subscribe to the paid service. We do not believe that any single subscriber will be our major revenue stream.

Our reputation and positive feedback is dependent on ability to meet subscribers’ expectations and delivering quality software and customer support. It is critical that our quality of service meets client expectations in order for us to retain existing users and to obtain new subscribers. We intend to demonstrate to subscribers that we have a quality product and are flexible to their needs because of our variety of subscription options.

The pricing structure of our services may inhibit our ability to be profitable. We have researched the existing market for our services and have made a reasonable estimate with respect to the pricing structure required to attract business. Unfortunately, at this time our intended service operations are less experienced in this area than many of our competitors. We may find that while keeping our pricing competitive, we experience more labor hours than our competitors would on a given software product, and thus may show less of a profit margin on subscriptions.

We eventually intend to hire information technology (IT) personnel in order to maintain and upgrade our software package, or to contract with such individuals on a consulting basis for software services. Our intended staff is still becoming familiar with the critical software components. However, any unforeseen problems with the software, equipment, or learning process could severely decrease our ability to serve and maintain clients.

Generating revenue

Our pricing and packages available are as follows:

PACKAGE	Domains	Per Month	Annual	One time Setup Fee
SPECIAL !!
RUN SOFTWARE FROM YOUR OWN SITE
STAND ALONE	1	NA	$99.00	NA

HOSTED SERVICE (RUN FROM OUR SITE)
HOSTED	1	$35.00	NA	$25.00
This is the "starter" or basic package. The $25 fee is added to your virtual hosting bill. This is a hosting add on
Server 1	1 IP	NA	$375.00	$50.00
Server 2	125 IPs	NA	$2000	$500
This solution is for those with their own servers who want to maximize their Search Engine Positioning CPA. Server 1 is based on one Domain and service times out after 365 days unless renewed. Server 2 is for those with their own server with multiple IPs and/or domains (Max 125). Each domain times out bases on start date after one year unless renewed.

The users can maximize their CPA (Cost Per Action) on the SEOdoctor Search Engine Positioning Tool by choosing one of our dedicated server options. This gives them the freedom to expand promotions and/or promote additional sites/products without having to set up additional accounts.

If the subscriber just wants to test out what SEOdoctor can do for them or they only have one site and have no plans for future expansion the virtual option is a great choice. Virtual option means that the subscriber’s web site is hosted at one of our hosting partner facilities. Our hosting partner is:www.wedohosting.com. Setup fees for several packages are waived for subscribers who choose to move their web sites to take advantage of the SEOdoctor.com service. For subscribers using with their own servers, we provide the entire package to operate the service from their own server.

Our users usually subscribe for a defined term of subscription. As a result, a subscriber may not engage us for further services once the subscription has expired. We intend to establish our initial clientele via existing relationships with web page designers, web hosting companies, and other professionals.

We also have an incentive program, the SEO Doctor Search Engine Affiliate Program. If a webmaster refers a client to our products and that client then purchases our product, we will pay the referring webmast 50% of all revenue from that specific sale. This is a one-time payment for that one initial purchase and any renewals would not be included in this incentive program.

Marketing strategy

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of search engine optimization software packages. We intend to establish our initial users via existing relationships that we have and will develop with page designers, web hosting companies, and other search engine marketing specialists.

We will submit a link to our free trial version to web sites offering free downloads. Using our own technology, our web site comes up in the top ten search results when words “search engine optimization software” are used as key words for the search. We cannot guarantee that we will be able to maintain the top ten rating in the future, or that the web site traffic generated through directory searches will result in paid subscriptions.

To improve our chances of attracting repeat subscribers we are planning on adding new features and coming out with updates to our current software. We intend notify all past and existing subscribers of any new products or updates.

We work with a hosting services group, where our web site www.seodoctor.com is managed and hosted. We have notified this group about our products and advertise our services to their existing clients.

We believe that initially we will be able to operate at near capacity in the near future from subscribers that will be referred by our existing business contacts. Other than maintaining our web site exposure to the Internet, we do not anticipate the need to do marketing or advertising in order to cultivate subscribers.

We believe that our clients will find the values and benefits of our services to be superior to their other options. We plan to provide our customers with:

•	Personal attention and increased subscription plan flexibility. We anticipate that many of our subscribers will have been referred to us through business relationships. We value these relationships and understand how critical it is to keep not only the subscriber but the referral source satisfied. We intend to have a personal rapport with larger subscribers and therein an ability to be more sensitive to their individual needs.

•
Reduced cost. We intend to price our services in an extremely attractive manner compared to competitors, with a simple pricing structure. We have a narrow focus of service, search engine optimization. We are structuring our services so that subscribers are not expected to absorb the many inefficiencies of multiple tasks that some of our competitors may experience.

•	Secure and reliable service. We offer our subscribers a highly secure and reliable search engine optimization software package.

Competition

While the market for search engine optimization is relatively new, it is already highly competitive. Additionally, since more and more websites are competing for the top rankings with the search engines, there have been an increasing number of businesses that have commenced services similar to ours. We expect that this will continue to be the trend in this service niche. In some cases we will be competing with the in-house technical staff of our prospective subscribers or our referral sources. Some of our competitors include IBP (www.alexandra.com), Webtrends, Inc. (www.webposition.com), Website-Submission.com, Windrose Software (www.optilinksoftware.com), as well as others.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from designing software with similar features as SEOdoctor software package. We expect that we will continue to face additional competition from new entrants into the market in the future.

Our business is in an evolving industry and we may not be able to keep up with technology. If we do not keep pace with changing technologies and user preferences, our current services may become obsolete or unmarketable. For example, many competitors provide search engine marketing consulting services in addition to search engine optimization software. We currently do not provide any consulting services to our clients. Some of the larger companies may require additional web site marketing tools which we do not currently offer.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations. Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Employees

At the present time Livio Susin is our only employee as well as our sole officer and director and a major shareholder. Mr. Susin will devote such time as required to actively market and further develop our services and software products. At present, we expect Mr. Susin will devote at least 30 hours per week to our business. We expect to contract the services of a web hosting company and use their central server for our web site needs. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Item 2. Description of Property.

We currently maintain a 500 square foot office space provided by Livio Susin, our officer and director, at no cost to us. We do not have any written agreement regarding our office space. Our address is 2197 West 2nd Avenue, Suite 103, Vancouver, British Columbia V6K 1H7, Canada. Our telephone number is 604-789-2410. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

Item 3. Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against RNS have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no public market for our common stock.

As of December 31, 2005, there were 3 shareholders of record holding 25,000,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this prospectus. This prospectus contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position. You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this prospectus identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Period from January 6, 2005 (inception) to December 31, 2005

We did not generate any revenue from January 6, 2005 (inception) to December 31, 2005. From inception to December 31, 2005 our expenses were $30,961. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement. As a result, we have reported a net loss of $30,961 for the period ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2005 we had total assets of $12,500. Current assets consisted of $-0- in cash and technology rights valued at $12,500. Total current liabilities at December 31, 2005 consisted of $8,026 in accounts payable and accrued liabilities, $5 in bank indebtedness and $28,430 due to related parties. We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This is RNS’s initial public offering. We are offering a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock. The public offering price is $0.10 per share. We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.

Our offering is for a minimum of $75,000 and a maximum of $150,000. The following table sets forth our estimate of the use of proceeds from the sale of the minimum and the maximum amount of shares offered. Since the dollar amounts shown in the table are estimates only, actual use of proceeds may vary from the estimates shown.

Description	Assuming Sale of	Assuming Sale of
	Minimum Offering	Maximum Offering
Total Proceeds	$75,000	$150,000
Less Estimated Offering Expenses	$30,000	$30,000

Net Proceeds Available	$45,000	$120,000

Use of Net Proceeds
Pay off notes	$20,636	$20,636
(Pay to Livio Susin)
Settle accounts payable	$642	$642
Website Maintenance	$2,000	$3,000
Marketing	$1,000	$4,000
Software development	$10,000	$10,000
Working capital	$10,722	$81,722
(Pay to Livio Susin
$400 for past due
Compensation and
$400 per month continued
Compensation)

TOTAL NET PROCEEDS	$45,000	$120,000

The President of the Company made a cash advance of $14,500 to the Company. In addition, an amount of $12,500 is owing to the President pursuant to the Technology Purchase Agreement. Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At December 31, 2005 interest of $1,087 has been accrued on these debts. We intend to use proceeds from this offering to pay off our debt to Mr. Livio Susin, our President. The Technology Purchase Agreement included all right, title and interest in and to the SEOdoctor domain, all data and information related to SEOdoctor, software code and cold fusion code, all contents of the administrative database, potential customer list and all intellectual property rights.

The President of the Company provides management services to the Company commencing May, 2005. The services are valued at $400 per month. During the period ended December 31, 2005 management services of $3,200 were charged to operations. We intend to pay management services to Mr. Livio Susin from the working capital proceeds our offering.

If we do not exceed the minimum, we will likely defer payment on the interest and management fees owed to Livio Susin. If we raise the minimum, we intend to expend up to $3,000 to maintain our website, up to $4,000 on marketing, spend up to $10,000 on software development and use the balance of the proceeds for working capital. The working capital reserve may be used for general corporate purposes to operate, manage and maintain the current and proposed operations including additional product development, professional fees including legal and consulting fees, expenses including office supplies and travel costs and other administrative costs. The amounts actually expended for working capital purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors described under Risk Factors.

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

If less than the maximum offering is received, we will apply the proceeds according to the priorities outlined above. We anticipate that we will apply the first additional $1,000 toward website maintenance, then the next $3,000 toward marketing, and the balance, if any will be applied to working capital. If we receive less than $4,000 over the minimum offering, our first priority will be to apply funds to website maintenance and then to additional marketing. The proceeds will be used as outlined and we do not intend to change the use of proceeds or pursue any other business other than as described in this prospectus.

Pending expenditures of the proceeds of our offering, we may make temporary investments in short-term, investment grade, interest-bearing securities, money market accounts, insured certificates of deposit and/or in insured banking accounts.

Risk Factors

Because we are a new business and we have not proven our ability to generate profit, an investment in our company is risky. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock. We have not sold any of our products to date. For the period ended December 31, 2005, we had no revenue and a net loss of $30,961. Our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

We cannot predict our revenues and our contracts can be terminated with little or no notice making an investment in RNS extremely risky. Our target market is small to medium sized businesses that need to achieve higher exposure for their websites. Our revenues are derived primarily from subscriptions that vary from terms of one month to one year and at various rates, depending on the services to be provided. As a result, our revenues are difficult to predict from period to period. We provide services to clients under contracts that are terminable upon little or no notice.

The pricing structure of our services may preclude our ability to be profitable. We have reviewed select competitors for our services and have made a reasonable estimate with respect to pricing structure. If our services are too costly compared to our competition, we may deter potential clientele. Our management is less experienced in pricing these services than many of our competitors. We may find that while keeping our pricing competitive, we experience more labor hours than our competitors, and in comparison experience a lower profit margin on projects.

We may not be able to compete in the market because we lack experience and have limited funds. The majority of our competitors have greater financial and other resources than we do. Our competitors may also have a history of successful operations and an established reputation within the industry. Some of our competitors may be prepared to accept less favorable payment terms than us when negotiating or renewing contracts. In addition, the market is characterized by an increasing number of entrants that have introduced or developed services similar to those offered by us. We believe that competition will intensify and increase in the future. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes. Our inability to be competitive in obtaining and maintaining clients would have a negative effect on our revenues and results of operations.

If we lose the services of Mr. Livio Susin, it is unlikely that our business could continue. RNS requires the services of our executive officer to become established. Our business relies exclusively on Mr. Susin's services because he is currently our sole employee, officer and director. We have no employment agreement with our executive officer. If we lost the services of our executive officer, it is questionable we would be able to find a replacement and it is likely our business would fail.

Our president has limited experience in running this type of service operation and our business may suffer from unforeseen problems. Although our president is knowledgeable in many aspects of the business and internet related industry, he has had no specific past experience in running a search optimization business. There may be significant unforeseen obstacles to intended growth strategies that have not been accurately anticipated that could significantly impact our operations and cause us to cease operating.

Internet system failures or viruses could seriously impact our operations and cause customers to seek other solutions. The need to process and securely transmit all confidential information as well as deliver the software will be critical to our clients. Any computer virus that is spread over the Internet could disable or damage our system or delay our ability to allow our clients to download the purchased product. Additionally, any breach of confidentiality could cause credibility problems with our clients. Our success is dependent upon our ability to deliver quality, uninterrupted software downloads via the Internet to the clients. Any system failure that causes interruption in our operations could impact our ability to maintain customers. Failures in the telecommunications network on which we rely would result in customers’ receiving no or diminished service.

Our business is in a rapidly changing industry and if we do not keep pace with new technology, we may not be able to compete and keep our customers. If we do not keep pace with changing technologies and client preferences, our current services may become obsolete or unmarketable. For example, many competitors provide search engine optimization software as well as other search engine marketing tools, including consulting. We do not currently provide any other search engine marketing tools or consulting. Many companies seek to engage search engine marketing services that include consulting and other tools we do not currently offer. Also, if we are unable to keep up with changes in technology, it is likely our services and products would become obsolete which would severely limit our ability to attract and service our clients.

Because we have no client subscriptions and need to develop a client base in order to generate revenue, an investment in RNS is extremely risky. Our target market is small to medium sized businesses that desire to increase their web-site visibility by using a search engine optimization software. Our lack of long-term client subscriptions reduces the predictability of our revenues because these subscriptions may be canceled on short notice. We do not currently have any paid subscriptions for our services, and no assurance we will be able to develop a significant client base for our products. Our inability to attract and retain clients will seriously jeopardize our business and may cause us to cease operations. Our clients will generally subscribe for periods lasting from one month to one year, rather than under long-term contracts. As a result, a client may not engage us for further services once their subscription has expired. We intend to establish our initial clientele via existing relationships with web hosting professionals, web site designers and other internet related professionals. As of the date of this prospectus we have provided search engine optimization services to a number of clients at no cost for testing and marketing purposes. Should these relationships not generate the anticipated volume of subscribers, we make not be able to generate a profit.

If the market does not accept our other new products or upgrades to existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected. From time to time, we plan on launching new products and upgrades to existing products. Our future success with our next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected. There can be no assurance that we will not experience delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, it may materially and adversely affect our operating results and financial condition. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products will achieve customer acceptance.

Lower than expected demand for our products and services will impair our business and would materially adversely affect our results of operations and financial condition. If we meet a lower demand for our products than we are expecting, our business, results of operations and financial condition are likely to be materially adversely affected. Moreover, overall demand for search engine optimization products in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of search engine optimization solutions or otherwise. This may reflect a saturation of the market for search engine optimization software solutions. To the extent that there is a slowdown in the overall market for search engine optimization software, our business, results of operations and financial condition are likely to be materially adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses. Our offices are located in Vancouver, Canada. We believe that our products will attract international users who will pay for their subscriptions in currencies other than US Dollars. In that case we may need to exchange some of the cash held in other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

We have only limited protection of our proprietary rights and technology and any misappropriation of our technology could jeopardize our business. Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our developers, distributors and marketers. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and have not sought to register any trademarks and existing copyright laws afford only limited protection. There can be no assurance that we will be able to protect our proprietary software against unauthorized third party copying or use, which could adversely affect our competitive position.

Customer claims, whether successful or not, could be expensive and could harm our business. The sale and support of our products may entail the risk of product liability claims. Our license agreements typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us relating to our product or third party software embedded in our products could have a material adverse effect upon our business, operating results and financial condition.

Because there is no current market and a trading market may never develop for our stock, your investment may be illiquid. Currently, we are privately owned and there is no public trading market for our stock and there can be no assurance that any market will develop. If a market develops for our stock, it will likely be limited, sporadic and highly volatile. 100% of our outstanding shares are restricted securities under Rule 144, which means that they are subject to restrictions on resale in the public market. Future sale of the restricted stock after these restrictions lapse or are satisfied, could have a depressive effect on the price of the stock in any public market that develops and the liquidity of your investment. Public trading of the common stock is covered by Rule 15c2-6 of the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell certain designated securities to persons other than established customers and certain categories of investors. For transactions covered by the rule, the broker-dealer must make a suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to sale. Under certain circumstances, the purchaser may enjoy the right to rescind the transaction within a certain period of time. Consequently, so long as the common stock is a designated security under the rule, the ability of broker-dealers to effect certain trades may be affected adversely, thereby impeding the development of a meaningful market in the stock.

Item 7. Financial Statements.

See Financial Statements beginning on page 18 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Livio Susin	50	President, Secretary, Treasurer and Director	January 6, 2005
The following is a brief biography of our officer and director.

Livio Susin, President, Secretary, Treasurer and Director.  Mr. Susin graduated from the British Columbia Institute of Technology and received his degree in Business Administration in 1977. He has been the president of Gravity West Mining (GW), a mining company, since January 2003. GW acquires and develops mining properties in Canada and other countries. As President of GW., Mr. Susin is responsible for handling all aspects of corporate governance, including raising funds, investor relations, regulatory filings, legal and accounting matters and project management.  From April 1994 until June 2003, Mr. Susin worked as an independent entrepreneur actively investing in public companies. Some other projects he participated in included building, opening, running and selling a successful  restaurant, as well as learning and trading Options focusing on Nasdaq Index. From Sep. 1992 to March 1994 Mr. Susin co-founded a mining company, International Taurus Resources. From August 1988 to Sep. 1992 he served as co-founder and president of American Pizza Corp.

Compliance with Section 16(a) of the Exchange Act.

We are not subject to the provisions of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

There are no formal written employment arrangements in place. We have agreed to pay Mr. Susin $400 per month for his management services with payment to be made as the services are performed. During the period ended December 31, 2005 management services of $3,200 were charged to operations. In addition, we have agreed to reimburse Mr. Susin for expenses incurred on our behalf. AT December 31, 2005, an amount of $343 is owing for unpaid expenses. We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

The table below shows what we have paid to Mr. Susin since our inception of January 6, 2005 through December 31, 2005.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Livio Susin, President, Secretary, Treasurer, Chief Financial Officer, Director	1-6-05 (inception) to 12-31-05	$3,600 (1)	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Susin has been paid $3,200 for management services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 25,000,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% Before Offering
Livio Susin (1) 2189 West 2nd Ave. Suite 11 Vancouver, BC V6K1H7	Common	20,000,000	80%

Gail Lorraine Jellema 6220 Lower Chippewa Road Duncan, BC V9L 5P8	Common	2,500,000	10%

Ferruccio Susin (2) 2845 Venables Street Vancouver, BC V6K 2R7	Common	2,500,000	10%

All directors and executive officers as a group (1 person)	Common	20,000,000	80%

(1)	Officer and/or director.
(2)	Ferruccio Susin is the brother of our President, Livio Susin.

Item 12. Certain Relationships and Related Transactions.

The President of the Company made a cash advance of $7,500 to the Company. In addition, an amount of $12,500 is owing to the President pursuant to the Technology Purchase Agreement. Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At December 31, 2005 interest of $1,087 has been accrued on these debts.

The President of the Company provides management services to the Company commencing May, 2005. The services are valued at $400 per month. During the period ended December 31, 2005 management services of $3,200 were charged to operations.

Ferruccio Susin is the brother of our President, Livio Susin. He purchased 2,500,000 shares of our common stock for $2,500 on June 14, 2005.

Item 13. Exhibits.

Exhibit Number	Title	Location

Exhibit 3(I)	Articles of Incorporation	*
Exhibit 3(ii)	Bylaws	*
Exhibit 14	Code of Ethics	*
Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 31.2	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to SB-2 filed February 1, 2006

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for the last fiscal year for professional services rendered by the principal account for the audit of RNS Software’s annual financial statement and review of financial statements included in RNS Software’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,700 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal year 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RNS SOFTWARE, INC.

By: /s/ Livio Susin

Livio Susin
Chief Executive Officer and
Chief Financial Officer

Date: March 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Livio Susin

Livio Susin
Sole Director

Date: March 15, 2006

RNS SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

DALE MATHESON
CARR - HILTON LABONTE

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of RNS Software Inc.

We have audited the balance sheet of RNS Software Inc. (a development stage company) as at December 31, 2005 and the statements of operations, changes in stockholders’ equity and cash flows for the period from January 6, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the statements of operations, changes in stockholders’ equity and cash flows for the period from January 6, 2005 (inception) to December 31, 2005, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 14, 2006

A MEMEBER OF MGI INTERNATIONAL,  A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS
Vancouver	Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 s Fax: 604 689 2778 - Main Reception
Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 s Fax: 604 687 4216

RNS SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2005
(Stated in US Dollars)

ASSETS
Technology rights - Note 3	$12,500

$12,500

LIABILITIES
Current
Bank indebtedness	$5
Accounts payable and accrued liabilities	8,026
Due to related party - Notes 3 and 5	28,430
36,461

STOCKHOLDERS’ DEFICIENCY
Capital stock - Note 4
100,000,000 shares authorized, $0.0001 par value
25,000,000 shares issued and outstanding	2,500
Additional paid-in capital	4,500

Deficit accumulated during the development stage	(30,961)
(23,961)
$12,500
Nature and Continuance of Operations - Note 1

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
for the period January 6, 2005 (Inception) to December 31, 2005
(Stated in US Dollars)

January 6, 2005
(inception)
to December 31,
2005
Expenses
Accounting and audit fees	$9,204
Bank charges and interest	1,273
Consulting	990
Filing	500
Legal	7,995
Office and general	1,999
Management fees	3,200
Travel and promotion	5,800

Net loss for the period	$(30,961)
Basic loss per share	$(0.01)
Weighted average number of shares outstanding	16,204,735

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the period January 6, 2005 (Inception) to December 31, 2005
(Stated in US Dollars)

January 6, 2005
(inception)
to December 31,
2005
Operating Activities
Net loss for the period	$(30,961)

Change in non-cash working capital items

Accounts payable and accrued liabilities	8,026
Accrued interest payable	1,087

(21,848)

Financing Activities
Advances from related party	14,843
Proceeds from issuance of common stock	7,000

21,843

Decrease in cash during the period	(5)
Cash, beginning of the period	-
Cash, end of the period	$ (5)

Other non-cash transaction:
During the period, the Company acquired technology rights valued at $12,500 by issuance of a promissory note. Refer to Note 3.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period January 6, 2005 (Inception) to December 31, 2005
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, January 6, 2005 (Inception)	-	$-	$-	$-	$-
Issued for cash:
Common stock May, 2005 - at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 - at $0.001	5,000,000	500	4,500	-	5,000
Net loss for the period	-	-	-	(30,961)	(30,961)
Balance, December 31, 2005	25,000,000	$2,500	$4,500	$(30,961)	$(23,961)

The accompanying notes are an integral part of these financial statements

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 24

RNS SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 6, 2005 and its fiscal year end is December 31. The Company is in the development stage. The Company has acquired a software package named SEOdoctor, the SEOdoctor domain and existing customer database.

SEOdoctor stands for “Search Engine Optimization”. This product allows a client’s website to have key identifier words embedded in the home page which in turn would interact with Google or other search engines, and results in the client’s website receiving a higher profile / ranking in searches.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $23,961, and has accumulated a deficit of $30,961 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 25

Note 2	Summary of Significant Accounting Policies - (cont’d)

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $12,500. The net book value of capitalized application software is reviewed annually for impairment. During the period ended December 31, 2005 the Company determined that no impairment in the carrying value of capitalized technology rights had occurred.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 26

Note 2	Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 27

Note 2	Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - (cont’d)

of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company’s operations for each, have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 28

Note 3	Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the president of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500. The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. As at December 31, 2005, the Company owed $12,500 plus accrued interest of $655 to the President of the Company.

SEOdoctor allows a client’s website to have key identifier words embedded in the home page which in turn would interact with Google or other search engines when they come calling to respond to a user’s internet search. This results in the clients website receiving a higher profile or ranking in searches and standing out from other similar websites.

The Company intends to raise funds in order to continue to upgrade and develop the software.

Note 4	Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.

To December 31, 2005, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5	Related Party Transactions

a)
During the period ended December 31, 2005 the President of the Company made a cash advance of $14,500 to the Company. In addition, an amount of $12,500 is owing to the President of the Company pursuant to the Technology Purchase Agreement (Note 3). Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At December 31, 2005 interest of $1,087 has been accrued on these amounts.

b)
The President of the Company provides management services to the Company. The services are valued at $400 per month. During the period ended December 31, 2005 management services of $3,200 were charged to operations.

c)	At December 31, 2005, an amount of $343 is owing to the President of the Company for expenses incurred on behalf of the Company.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 29

Note 6	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

2005
Deferred Tax Assets
Non-capital loss carryforward	$4,644
Less: valuation allowance for deferred tax asset	(4,644)
$-

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $30,961 at December 31, 2005 which may be available to reduce future year’s taxable income.

These carryforwards will expire, if not utilized, commencing in 2025.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.