Form 10QSB
period 2006-05-11
RNS SOFTWARE, INC.
filed 2006-05-11
CIK 1341319

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 333-129388

RNS SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2197 West 2nd Avenue, Suite 103,Vancouver, B.C.  V6K 1H7 Canada
(Address of principal executive offices)

(604) 789-2410
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

26,085,000 shares of $.001 par value common stock issued and outstanding as of May 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

Page
Part I Financial Information
Balance Sheets- March 31, 2006 (Unaudited) and December 31, 2005	4

Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and for the Period from January 6, 2005 (Inception) to March 31, 2005 and March 31, 2006	5

Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and for the Period from January 6, 2005 (Inception) to March 31, 2005 and March 31, 2006	6

Statement of Stockholders’ Deficiency (Unaudited) for the Period January 6, 2005 (Inception) to March 31, 2006	7

Notes to the Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	18

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	19

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

RNS SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$277	$-

Technology rights - Note 3	12,500	12,500

	$12,777	$12,500

LIABILITIES
Current
Bank indebtedness	$-	$5
Accounts payable and accrued liabilities	18,371	8,026
Due to related party - Notes 3 and 5	35,820	28,430

	54,191	36,461

Nature and Continuance of Operations - Note 1
STOCKHOLDERS’ DEFICIENCY
Capital stock - Note 4
100,000,000 shares authorized, $0.0001 par value
25,000,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	4,500	4,500
Deficit accumulated during the development stage	(48,414)	(30,961)

	(41,414)	(23,961)

	$12,777	$12,500

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
Unaudited
(Stated in US Dollars)

	Three months	January 6, 2005	January 6, 2005
	ended	(inception)	(inception)
	March 31,	to March 31,	to March 31,
	2006	2005	2006
Expenses
Accounting and audit fees	$5,406	$-	$14,610
Bank charges and interest	490	12	1,763
Consulting	-	-	990
Filing	-	-	500
Legal	5,688	-	13,683
Office and general	851	-	2,850
Management fees	1,200	-	4,400
Transfer agent and filing fees	920	-	920
Travel and promotion	2,898	-	8,698

Net loss for the period	$(17,453)	$(12)	$(48,414)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	25,000,000	-

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOW
Unaudited
(Stated in US Dollars)

	Three months	January 6, 2005	January 6, 2005
	ended	(inception)	(inception)
	March 31,	to March 31,	to December 31,
	2006	2005	2005
Operating Activities
Net loss for the period	$(17,453)	$(12)	$(48,414)
Adjusted for item not involving cash
Accrued interest payable	434	-	1,521

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	10,345	12	18,371

	(6,674)	(-)	(28,522)

Financing Activities
Advances from related party	6,956	-	21,799
Proceeds from issuance of common stock	-	-	7,000

	6,956	-	28,799

Increase in cash during the period	282	-	277

Cash, beginning of the period	(5)	-	-

Cash, end of the period	$277	$-	$277

Other non-cash transaction:
During the period ended December 31, 2005, the Company acquired technology rights valued at $12,500 by issuance of a promissory note. Refer to Note 3.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period January 6, 2005 (Inception) to March 31, 2006
Unaudited
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 6, 2005 (Inception)	-	$-	$-	$-	$-
Issued for cash:
Common stock May, 2005 - at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 - at $0.001	5,000,000	500	4,500	-	5,000
Net loss for the period	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005	25,000,000	2,500	4,500	(30,961)	(23,961)

Net loss for the period	-	-	-	(17,453)	(17,453)

Balance, March 31, 2006	25,000,000	$2,500	$4,500	$(48,414)	$(41,414)

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
Unaudited
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 6, 2005 and its fiscal year end is December 31. The Company is in the development stage. The Company has acquired a software package named SEOdoctor, the SEOdoctor domain name and existing customer database.

SEOdoctor stands for “Search Engine Optimization”. This product allows a client’s website to have key identifier words embedded in the home page which in turn would interact with Google or other search engines, and results in the client’s website receiving a higher profile / ranking in searches.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $53,914 at March 31, 2006, and has accumulated a deficit of $48,414 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

RNS Software Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2006,
Unaudited
(Stated in US Dollars)

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $12,500. The net book value of capitalized application software is reviewed annually for impairment. During the period ended December 31, 2005 the Company determined that no impairment in the carrying value of capitalized technology rights had occurred.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

RNS Software Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2006,
Unaudited
(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (cont’d)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

RNS Software Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2006,
Unaudited
(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (cont’d)

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

RNS Software Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2006,
Unaudited
(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 3  Technology rights

        Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain name, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500. The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.
        As at March 31, 2006, the Company owed $12,500 plus accrued interest of $655 to the President of the Company.

RNS Software Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2006,
Unaudited
(Stated in US Dollars)

Note 4  Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.

To March 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5  Related Party Transactions

a)
During the period ended March 31, 2006 the President of the Company made a cash advance of $4,000 (March 31, 2005 - $nil) to the Company. At March 31, 2006 $18,500 (December 31, 2005 - $14,500) is owing to the President for cash advances. In addition, an amount of $12,500 (December 31, 2005 - $12,500) is owing to the President of the Company pursuant to the Technology Purchase Agreement (Note 3). Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At March 31, 2006 interest of $1,521 (December 31, 2005 - $1,087) has been accrued on these amounts.

b)
The President of the Company provides management services to the Company. The services are valued at $400 per month. During the period ended March 31, 2006 management services of $1,200 (March 31, 2005 - $nil) were charged to operations.

c)	At March 31, 2006, an amount of $3,298 (December 31, 2005 -$343) is owing to the President of the Company for expenses incurred on behalf of the Company.

Note 6  Subsequent Event

Subsequent to March 31, 2006 the Company received proceeds of $108,500 towards a private placement of 1,085,000 common shares at a price of $0.10 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

We did not generate any revenue for the three months ended March 31, 2006. Our expenses were $17,453 for the three months ended March 31, 2006 compared to $12 for the same period in 2005. From inception to March 31, 2006 our expenses were $48,414. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement. As a result, we have reported a net loss of $17,453 for the period ended March 31, 2006 compared to $12 for the same period in 2005.

Liquidity and Capital Resources

At March 31, 2006 we had total assets of $12,777. Current assets consisted of $277 in cash and technology rights valued at $12,500. Total current liabilities at March 31, 2006 consisted of $18,371 in accounts payable and accrued liabilities and $35,820 due to related parties. We do not anticipate any capital expenditures in the next twelve months.

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

During the period ended March 31, 2006, our President made a cash advance of $4,000 to the Company. At March 31, 2006, the Company owed $18,500 to our President for cash advances. In addition, an amount of $12,500 is owing to the President pursuant to the Technology Purchase Agreement. Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At March 31, 2006 interest of $1,521 has been accrued on these debts. We intend to use proceeds from our offering to pay off our debt to Mr. Livio Susin, our President.

The President of the Company provides management services to the Company commencing May, 2005. The services are valued at $400 per month. During the period ended March 31, 2006 management services of $1,200 were charged to operations. We intend to pay management services to Mr. Livio Susin from the working capital proceeds our offering.

At March 31, 2006, an amount of $3,298 is owing to our President for expenses incurred on behalf of the Company.

Subsequent to the date of this report, the Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.

If we do not exceed the minimum, we will likely defer payment on the interest and management fees owed to Livio Susin. If we raise the minimum, we intend to expend up to $3,000 to maintain our website, up to $4,000 on marketing, spend up to $10,000 on software development and use the balance of the proceeds for working capital. The working capital reserve may be used for general corporate purposes to operate, manage and maintain the current and proposed operations including additional product development, professional fees including legal and consulting fees, expenses including office supplies and travel costs and other administrative costs

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
(Pay to Livio Susin$400 for past due
Compensation and $400 per month continued
Compensation)

TOTAL NET PROCEEDS	$45,000	$120,000

Subsequent to the date of this report the Company issued 1,085,000 shares of its common stock registered pursuant to its SB-2 registration statement at a price of $0.10 per share for total proceeds of $108,500. The Company has not yet used any of the proceeds from the offering.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by RNS Software, Inc. during the quarter ended March 31, 2006.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RNS SOFTWARE, INC.

Date: May 11, 2006

/s/ Livio Susin
Livio Susin
Chief Executive Officer and
Chief Financial Officer