Form 10QSB
period 2006-06-30
RNS SOFTWARE, INC.
filed 2006-08-07
CIK 1341319

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

26,085,000 shares of $.001 par value common stock issued and outstanding as of August 1, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Balance Sheets– June 30, 2006 (Unaudited)	4
	and December 31, 2005

	Statements of Operations (Unaudited) for the	5
	Three and Six Months Ended June 30, 2006 and for the
	Period from January 6, 2005 (Inception) to
	June 30, 2005 and June 30, 2006

	Interim Statements of Cash Flows (Unaudited) for the	6
	Six Months Ended June 30, 2006 and for the
	Period from January 6, 2005 (Inception) to
	June 30, 2005 and June 30, 2006

	Statement of Stockholders’ Deficiency (Unaudited) for the	7
	Period January 6, 2005 (Inception) to
	June 30, 2006

	Notes to the Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial	13
	Condition and Results of Operations

	Item 3. Controls and Procedures	16

Part II	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits and Reports on Form 8-K	16

	Signatures	17

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

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

Current
Cash	$51,079	$-

Technology rights – Note 3	12,500	12,500

	$63,579	$12,500

LIABILITIES

Current
Bank indebtedness	$-	$5
Accounts payable and accrued liabilities	6,944	8,026
Due to related party – Notes 3 and 5	400	28,430

	7,344	36,461
Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
100,000,000 shares authorized, $0.0001 par value
26,085,000 shares issued and outstanding (2005: 25,000,000)	2,608	2,500
Additional paid-in capital	112,892	4,500
Deficit accumulated during the development stage	(59,265)	(30,961)

	56,235	(23,961)

	$63,579	$12,500

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

  Unaudited

(Stated in US Dollars)

				January 6,	January 6,
	Three months		Six months	2005	2005
	ended		ended	(inception)	(inception)
	June 30,		June 30,	to June 30,	to June 30,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$3,487	$3,142	$8,893	$3,142	$18,097
Bank charges and interest	744	307	1,234	319	2,507
Consulting	-	-	-	-	990
Filing	-	-	-	-	500
Legal	3,523	-	9,211	-	17,206
Office and general	105	1,761	956	1,761	2,955
Management fees	1,200	800	2,400	800	5,600
Transfer agent and filing fees	1,758	-	2,678	-	2,678
Travel and promotion	34	2,971	2,932	2,971	8,732

Net loss for the period	$(10,851)	$(8,981)	$(28,304)	$(8,993)	$(59,265)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	25,691,538	7,400,000	25,347,680	6,971,429

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOW

Unaudited

(Stated in US Dollars)

	Six months	January 6, 2005	January 6, 2005
	ended	(inception)	(inception)
	June 30,	to June 30,	to June 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(28,304)	$(8,993)	$(59,265)
Adjusted for item not involving cash
Accrued interest	(1,087)	236	-

Changes in non-cash working capital items:
Prepaid expenses	-	(5,000)	-
Accounts payable and accrued liabilities	(1,082)	1,042	(5,556)

	(30,473)	(12,715)	(64,821)

Financing Activities
Advances from (to) related party	(26,943)	7,500	400
Proceeds from issuance of common stock	108,500	7,000	115,500

	81,557	14,500	115,900

Increase in cash during the period	51,084	1,785	51,079

Cash, beginning of the period	(5)	-	-

Cash, end of the period	$51,079	$1,785	$51,079

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 6, 2005 (Inception) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 6, 2005 (Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
Common stock May, 2005 – at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 – at $0.001	5,000,000	500	4,500	-	5,000
Net loss for the period	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005 (Audited)	25,000,000	2,500	4,500	(30,961)	(23,961)

Common stock May, 2006 – at $0.10	1,085,000	108	108,392	-	108,500
Net loss for the period	-	-	-	(28,304)	(28,304)

Balance, June 30, 2006 (Unaudited)	26,085,000	$ 2,608	$ 112,892	$ (59,265)	$ 56,235

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2006

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

Going Concern

These financial statements have been prepared on a going concern basis.  Although the Company has working capital of $43,735 at June 30, 2006, it has accumulated a deficit of $59,265 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $12,500.  The net book value of capitalized application software is reviewed annually for impairment.  During the period ended June 30, 2006 the Company determined that no impairment in the carrying value of capitalized technology rights had occurred.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company was required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial condition..

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

Note 3

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain name, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500.  The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the six months ended June 30, 2006, the Company paid the promissory note principal and accrued interest in full.

Note 4

Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.

During the six months ended June 30, 2006, the Company issued 1,085,000 shares of common stock for total proceeds of $108,500.

To June 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5

Related Party Transactions

a)

During the period ended June 30, 2006 the President of the Company made a cash advance of $4,000 (June 30, 2005 - $7,500) to the Company. At June 30, 2006 $Nil (December 31, 2005 - $14,500) is owing to the President for cash advances.  In addition, an amount of $nil (December 31, 2005 - $12,500) is owing to the President of the Company pursuant to the Technology Purchase Agreement (Note 3).  Both amounts were unsecured, bore interest at 8% per annum, were repayable on demand and were paid in full during the period.  Total interest of $2,161 (December 31, 2005 - $1,087) was accrued on these amounts before payment.

b)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the period ended June 30, 2006 management services of $2,400 (June 30, 2005 - $800) were charged to operations of which $400 is owing at June 30, 2006.

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

4.

All contents of the administrataive database for the SEOdoctor domain;

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

Results of Operations for the Three Month Periods Ended June 30, 2006 and 2005

We did not generate any revenue for the three months ended June 30, 2006.    Our expenses were $10,051 for the three months ended June 30, 2006 compared to $8,981 for the same period in 2005.  From inception to June 30, 2006 our expenses were $57,674.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement.  As a result, we have reported a net loss of $10,851 for the period ended June 30, 2006 compared to $12 for the same period in 2005.

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

We did not generate any revenue for the six months ended June 30, 2006.  Our expenses were $26,713 for the six months ended June 30, 2006 compared to $8,993 for the same period in 2005.  The increase in expenses is attributed to our expenses for the preparation of our SB-2 registration statement.  Our net loss for the six months ended June 30, 2006 was $26,713 compared to $8,993 for the same period in 2005.

Liquidity and Capital Resources

At June 30, 2006 we had total assets of $63,579.  Current assets consisted of $51,079 in cash and technology rights valued at $12,500.  Total current liabilities at June 30, 2006 consisted of $5,353 in accounts payable and accrued liabilities and $400 due to related parties.  We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We are offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.  The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.

During the period ended June 30, 2006, our President made a cash advance of $4,000 to the Company.  At June 30, 2006, the Company owed $-0- to our President for cash advances.  In addition, an amount of $12,500 was owed to the President pursuant to the Technology Purchase Agreement, which has been re-paid.  We used proceeds from our offering to pay off our debt to Mr. Livio Susin, our President.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended June 30, 2006 management services of $2,400 were charged to operations.  We intend to pay management services to Mr. Livio Susin from the working capital proceeds our offering.

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

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We are offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.  The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.  The offering was closed in May 2006.  The table below provides details on how the proceeds from our offering have been used as of June 30, 2006.

Total Proceeds	$108,500
Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	2,931
Website Maintenance
Marketing
Software development	418
Working capital	1,826

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by RNS Software, Inc. during the quarter ended March 31, 2006.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive	Attached
		Officer/ Principal Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer/	Attached
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

Date: August 1, 2006

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer