Form 10QSB
period 2006-09-30
RNS SOFTWARE, INC.
filed 2006-11-09
CIK 1341319

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(604) 789-2410

(Issuer’s telephone number)

___________________________________________________________

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

26,085,000 shares of $.001 par value common stock issued and outstanding as of October 24, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Balance Sheets– September 30, 2006 (Unaudited)	4
	and December 31, 2005

	Statements of Operations (Unaudited) for the	5
	Three and Nine Months Ended September 30, 2006 and for the
	Period from January 6, 2005 (Inception) to
	September 30, 2005 and September 30, 2006

	Interim Statements of Cash Flows (Unaudited) for the	6
	Nine Months Ended September 30, 2006 and for the
	Period from January 6, 2005 (Inception) to
	September 30, 2005 and September 30, 2006

	Statement of Stockholders’ Deficiency (Unaudited) for the	7
	Period January 6, 2005 (Inception) to
	September 30, 2006

	Notes to the Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial	14
	Condition and Results of Operations

	Item 3. Controls and Procedures	17

Part II	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	18

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

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

Current
Cash	$42,013	$-

Property and equipment, net	1,225	-
Technology rights – Note 3	12,500	12,500

	$55,738	$12,500

LIABILITIES

Current
Bank indebtedness	$-	$5
Accounts payable and accrued liabilities	5,046	8,026
Due to related party – Notes 3 and 5	400	28,430

	5,446	36,461

Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
100,000,000 shares authorized, $0.0001 par value
26,085,000 shares issued and outstanding	2,608	2,500
Additional paid-in capital	112,892	4,500
Deficit accumulated during the development stage	(65,208)	(30,961)

	50,292	(23,961)

	$55,738	$12,500

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

Unaudited

(Stated in US Dollars)

	Three months		Nine months	January 6, 2005	January 6, 2005
	ended		ended	(inception) to	(inception) to
	September 30,		September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$2,843	$1,031	$11,736	$4,173	$20,940
Bank charges and interest	27	457	1,261	776	2,534
Consulting	500	-	500	-	1,490
Filing	-	-	-	-	500
Legal	925	180	10,136	180	18,131
Office and general	303	-	1,259	1,761	3,258
Management fees	1,200	1,200	3,600	2,000	6,800
Transfer agent and
filing fees	145	-	2,823	-	2,823
Travel and promotion	-	-	2,932	2,971	8,732

Net loss for the period	$(5,943)	$(2,868)	$(34,247)	$(11,861)	$(65,208)

Basic and diluted
loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number
of shares outstanding	26,085,000	25,000,000	25,516,667	13,183,521

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOW

Unaudited

(Stated in US Dollars)

	Nine months	January 6, 2005	January 6, 2005
	ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(34,247)	$(11,861)	$(65,208)
Adjusted for item not involving cash
Accrued interest payable	-	644	-

Changes in non-cash working capital items:
Prepaid expenses	-	(4,820)	-
Accounts payable and accrued liabilities	(2,980)	1,031	(7,454)

	(37,227)	(15,006)	(72,662)

Investing Activities
Purchase of fixed assets	(1,225)	-	(1,225)

	(1,225)	-	(1,225)

Financing Activities
Advances from related party	(28,030)	9,900	400
Proceeds from issuance of common stock	108,500	7,000	115,500

	80,470	16,900	115,900

Increase in cash during the period	42,018	1,894	42,013

Cash, beginning of the period	(5)	-	-

Cash, end of the period	$42,013	$1,894	$42,013

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 6, 2005 (Inception) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 6, 2005 (Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
Common stock May, 2005 – at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 – at $0.001	5,000,000	500	4,500	-	5,000
Net loss for the period	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005 (Audited)	25,000,000	2,500	4,500	(30,961)	(23,961)

Common stock May, 2006 – at $0.10	1,085,000	108	108,392	-	108,500
Net loss for the period	-	-	-	(34,247)	(34,247)

Balance, September 30, 2006 (Unaudited)	26,085,000	$ 2,608	$ 112,892	$ (59,265)	$ 50,292

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

Going Concern

These financial statements have been prepared on a going concern basis.  Although the Company has working capital of $34,051 at September 30, 2006, it has accumulated a deficit of $67,724 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

RNS Software Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

September 30, 2006,

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

September 30, 2006,

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

September 30, 2006,

Unaudited

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations..

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements

RNS Software Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

September 30, 2006,

Unaudited

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

Note 3

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain name, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500.  The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the nine months ended September 30, 2006, the Company paid the promissory note principal and accrued interest in full.

Note 4

Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.

During the nine months ended September 30, 2006, the Company issued 1,085,000 shares of common stock for total proceeds of $108,500.

To September 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

RNS Software Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

September 30, 2006,

Unaudited

(Stated in US Dollars)

Note 5

Related Party Transactions

a)

During the period ended September 30, 2006 the President of the Company made a cash advance of $4,000 (June 30, 2005 - $9,500) to the Company. At September 30, 2006 $Nil (December 31, 2005 - $14,500) is owing to the President for cash advances.  In addition, an amount of $nil (December 31, 2005 - $12,500) is owing to the President of the Company pursuant to the Technology Purchase Agreement (Note 3).  Both amounts were unsecured, bore interest at 8% per annum, were repayable on demand and were paid in full during the period.  Total interest of $2,161 (December 31, 2005 - $1,087) had been accrued on these amounts before payment.

b)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the period ended September 30, 2006 management services of $3,600 (September 30, 2005 - $2,000) were charged to operations of which $400 is owing at September 30, 2006.

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

We also have an incentive program, the SEO Doctor Search Engine Affiliate Program.  If a webmaster refers a client to our products and that client then purchases our product, we will pay the referring webmaster 50% of all revenue from that specific sale.  This is a one-time payment for that one initial purchase and any renewals would not be included in this incentive program.

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

Results of Operations for the Three Month Periods Ended September 30, 2006 and 2005

We did not generate any revenue for the three months ended September 30, 2006.    Our expenses were $5,943 for the three months ended September 30, 2006 compared to $2,868 for the same period in 2005.  From inception to September 30, 2006 our expenses were $67,724.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $5,943 for the three months ended September 30, 2006 compared to $2,868 for the same period in 2005.

During the three months ended September 30, 2006, RNS continued to upgrade and work toward completion of its software product and anticipates a marketing roll-out in the first quarter of 2007.

Results of Operations for the Nine Month Periods Ended September 30, 2006 and 2005

We did not generate any revenue for the nine months ended September 30, 2006.  Our expenses were $36,763 for the nine months ended September 30, 2006 compared to $11,861 for the same period in 2005.  The increase in expenses is attributed to our expenses for the preparation of our SB-2 registration statement and our continuing periodic reporting obligations.   Redundant?

Liquidity and Capital Resources

At September 30, 2006 we had total assets of $55,738.  Current assets consisted of $42,013 in cash, technology rights valued at $12,500 and property and equipment, net of depreciation in the amount of $1,225.  Total current liabilities at September 30, 2006 consisted of $7,562in accounts payable and accrued liabilities and $400 due to related parties.  We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.We are using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.

During the period ended September 30, 2006, our President made a cash advance of $4,000 to the Company.  In addition, an amount of $12,500 was owed to the President pursuant to the Technology Purchase Agreement, which has been re-paid.  At September 30, 2006, the Company owed $-0- to our President for cash advances.  We used proceeds from our offering to pay off our debt to Mr. Livio Susin, our President.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended September 30, 2006 management services of $3,600 were charged to operations, of which $400 is owing.  We have paid management services to Mr. Livio Susin from the working capital proceeds our offering.

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

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We are offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.  The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.  The offering was closed in May 2006.  The table below provides details on how the proceeds from our offering have been used as of September 30, 2006.

Total Proceeds	$108,500
Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8,232
Website Maintenance	0
Marketing	0
Software development	1,220
Working capital	4,794

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by RNS Software, Inc. during the quarter ended September 30, 2006.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive
		Officer/ Principal Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2	32.1	Certification of the Principal Executive Officer/
		Principal Financial Officer pursuant to U.S.C.
		Section 1350 as adopted pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: November 8, 2006

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer