Form 10QSB/A
period 2006-09-30
RNS SOFTWARE, INC.
filed 2006-11-13
CIK 1341319

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB/A

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

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

Current
Cash	$42,013	$-

Property and equipment, net	1,225	-
Technology rights – Note 3	12,500	12,500

	$55,738	$12,500

LIABILITIES

Current
Bank indebtedness	$-	$5
Accounts payable and accrued liabilities	7,562	8,026
Due to related party – Notes 3 and 5	400	28,430

	7,962	36,461

Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
100,000,000 shares authorized, $0.0001 par value
Issued and Outstanding
26,085,000 common shares (December 31, 2005 - 25,000,000)	2,608	2,500
Additional paid-in capital	112,892	4,500
Deficit accumulated during the development stage	(67,724)	(30,961)

	47,776	(23,961)

	$55,738	$12,500

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

Unaudited

(Stated in US Dollars)

	Three months		Nine months	January 6, 2005	January 6, 2005
	ended		ended	(inception) to	(inception) to
	September 30,		September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$2,843	$1,031	$11,736	$4,173	$20,940
Bank charges and interest	27	457	1,261	776	2,534
Consulting	500	-	500	-	1,490
Filing	-	-	-	-	500
Legal	925	180	12,652	180	20,647
Office and general	303	-	1,259	1,761	3,258
Management fees	1,200	1,200	3,600	2,000	6,800
Transfer agent and
filing fees	145	-	2,823	-	2,823
Travel and promotion	-	-	2,932	2,971	8,732

Net loss for the period	$(5,943)	$(2,868)	$(36,763)	$(11,861)	$(67,724)

Basic and diluted
loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number
of shares outstanding	26,085,000	25,000,000	25,596,154	13,183,521

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOW

Unaudited

(Stated in US Dollars)

	Nine months	January 6, 2005	January 6, 2005
	ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(36,763)	$(11,861)	$(67,724)
Adjustment to reconcile net loss to net cash
used in operating activities:

Accrued interest payable	-	644	-

Non-cash changes in operating assets and
liabilities:
Prepaid expenses	-	(4,820)	-
Accounts payable and accrued liabilities	(464)	1,031	(4,938)

Net cash used in operating activities	(37,227)	(15,006)	(72,662)

Investing Activities
Purchase of equipment	(1,225)	-	(1,225)

Net cash used in investing activities	(1,225)	-	(1,225)

Financing Activities
Advances from (to) related party	(28,030)	9,900	400
Proceeds from issuance of common stock	108,500	7,000	115,500

Net cash provided by financing activities	80,470	16,900	115,900

Increase in cash	42,018	1,894	42,013

Cash (bank overdraft), beginning	(5)	-	-

Cash, ending	$42,013	$1,894	$42,013

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 6, 2005 (Inception) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 6, 2005 (Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
Common stock May, 2005 – at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 – at $0.001	5,000,000	500	4,500	-	5,000
Net loss for the period	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005 (Audited)	25,000,000	2,500	4,500	(30,961)	(23,961)

Common stock May, 2006 – at $0.10	1,085,000	108	108,392	-	108,500
Net loss for the period	-	-	-	(36,763)	(36,763)

Balance, September 30, 2006 (Unaudited)	26,085,000	$ 2,608	$ 112,892	$ (67,724)	$ 47,776

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

Going Concern

These financial statements have been prepared on a going concern basis.  Although the Company has working capital of $34,051 at September 30, 2006, it has accumulated a deficit of $67,724since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $12,500.  The net book value of capitalized application software is reviewed annually for impairment.  During the periods ended December 31, 2005 and September 30, 2006 the Company determined that no impairment in the carrying value of capitalized technology rights had occurred.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Unaudited

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Total Proceeds	$108,500
Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8232
Website Maintenance	0
Marketing	0
Software development	1,220
Working capital	4,794

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

Date: November 10, 2006

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer