Form 10KSB
period 2006-12-31
RNS SOFTWARE, INC.
filed 2007-03-16
CIK 1341319

OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number

333-129388

RNS SOFTWARE, INC.

(Name of small business issuer in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2197 West 2nd Avenue, Suite 103,Vancouver, B.C., Canada	V6K 1H7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 789-2410

Securities registered under Section 12(b) of the Exchange Act:

               Title of each class

Name of each exchange on which registered

_________________________________

______________________________________

_________________________________

______________________________________

Securities registered under Section 12(g) of the Exchange Act:

________________________________________________________________________

(Title of class)

_________________________________________________________________________

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

          Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On December 31, 2006 the aggregate market value of the voting stock of RNS Software, Inc. held by non-affiliates of the registrant was $-0-.  Although listed on the OTCBB under the symbol RNSW, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   26,085,000 shares common stock, $.0001 par value

DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No   ☒

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

Our revenues will be derived from user subscriptions which range from one month to annual terms.  We also offer a 30 day free trial offer to first time subscribers.  As a result, our revenues will be difficult to predict from period to period.  We intend to target small and medium sized business and need to cultivate a significant base of subscribers in order to generate a ratable flow of services and revenue.  We anticipate that most of our subscribers will first try the free version before deciding to subscribe to the paid service.    We do not believe that any single subscriber will be our major revenue stream.

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

If the subscriber just wants to test out what SEOdoctor can do for them or they only have one site and have no plans for future expansion the virtual option is a great choice.  Virtual option means that the subscriber’s web site is hosted at one of our hosting partner facilities.  Our hosting partner is: WeDoHosting.com - http://www.wedohosting.com.  Setup fees for several packages are waived for subscribers who choose to move their web sites to take advantage of the SEOdoctor.com service.  For subscribers using with their own servers, we provide the entire package to operate the service from their own server.

Our users will typically subscribe for a defined term of subscription.  As a result, a subscriber may not engage us for further services once the subscription has expired.  We intend to establish our initial clientele via existing relationships with web page designers, web hosting companies, and other professionals.

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

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We received a listing on the OTCBB under the symbol “RNSW” in September 2006.  We have not had any active trading in our stock as of the date of this report.

As of December 31, 2006, there were 34 shareholders of record holding 26,085,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Period from December 31, 2005 to December 31, 2006

We did not generate any revenue from January 6, 2005 (inception) to December 31, 2006.  For the year ended December 31, 2006 our expenses were $54,574.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and continued SEC reporting requirements.  As a result, we have reported a net loss of $54,574 for the period ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2006 we had total assets of $37,946.  Current assets consisted of $36,787 in cash and equipment valued at $1,159.  Total current liabilities at December 31, 2006 consisted of $7,581 in accounts payable and accrued liabilities and $400 due to related parties.  We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   We anticipate using the remaining funds from our public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.  The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.  The offering was closed in May 2006.  The table below provides details on how the proceeds from our offering have been used as of December 31, 2006.

Total Proceeds		$108,500

Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8,232
Website Maintenance	0
Marketing	0
Software development	1,220
Working capital	10,110

The President of the Company made a cash advance of $14,500 to the Company.  In addition, an amount of $12,500 was owing to the President pursuant to the Technology Purchase Agreement.  Both amounts were unsecured, bear interest at 8% per annum and are repayable on demand.  We used proceeds from our offering to pay off our debt to Mr. Livio Susin, our President.  The Technology Purchase Agreement included all right, title and interest in and to the SEOdoctor domain, all data and information related to SEOdoctor, software code and cold fusion code, all contents of the administrative database, potential customer list and all intellectual property rights.

The Company determined that an impairment in the carrying value of capitalized technology rights had occurred and as a result, wrote off the carrying value of $12,500 to operations.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended December 31, 2006 management services of $4,800 were charged to operations.  We paid management services to Mr. Livio Susin from the working capital proceeds our offering.

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

Risk Factors

Because we are a new business and we have not proven our ability to generate profit, an investment in our company is risky.  We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock.  We have not sold any of our products to date.  For the period ended December 31, 2006, we had no revenue and a net loss of $54,574.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  We cannot assure that we will ever be profitable.  Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

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

Item 7.

Financial Statements.

See Financial Statements following the signature page of this report.

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

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since

Livio Susin	51	President, Secretary, Treasurer and Director	January 6, 2005

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

Item 10. Executive Compensation.

There are no formal written employment arrangements in place.  We have agreed to pay Mr. Susin $400 per month for his management services with payment to be made as the services are performed.  During the period ended December 31, 2006 management services of $4,800 were charged to operations.  In addition, we have agreed to reimburse Mr. Susin for expenses incurred on our behalf.  We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

The table below shows what we have paid to Mr. Susin since our inception of  January 6, 2005 through December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Livio Susin, President, Secretary, Treasurer, Chief Financial Officer, Director	2006 1-6-05 (inception) to 12-31-05	$4,800 $3,600	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 26,085,000 issued and outstanding shares of common stock, par value $.0001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Livio Susin (1) 2189 West 2nd Ave. Suite 11 Vancouver, BC V6K1H7	Common	20,000,000	76.67%

Gail Lorraine Jellema 6220 Lower Chippewa Road Duncan, BC V9L 5P8	Common	2,500,000	9.58%

Ferruccio Susin (2) 2845 Venables Street Vancouver, BC V6K 2R7	Common	2,500,000	9.58%
All directors and executive officers as a group (1 person)	Common	20,000,000	76.67%

(1)

Officer and/or director.

(2)

Ferruccio Susin is the brother of our President, Livio Susin.

Item 12.  Certain Relationships and Related Transactions.

The President of the Company made a cash advance of $7,500 to the Company.  In addition, an amount of $12,500 is owing to the President pursuant to the Technology Purchase Agreement.  Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand.  The Company repaid these obligations from proceeds of our offering.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended December 31, 2006 management services of $4,800 were charged to operations.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed in the last fiscal year for professional services rendered by the principal account for the audit of RNS Software’s annual financial statement and review of financial statements included in RNS Software’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,600 for fiscal year ended 2006 and $5,700 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2006 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005.

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

Date: March 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Livio Susin

Date: March 15, 2007

Livio Susin, Sole Director

RNS SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

DALE MATHESON

CARR-HILTON LABONTE

Chartered Accountants

To the Stockholders and Board of Directors of RNS Software Inc

We have audited the accompanying balance sheets of RNS Software Inc (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period from January 6, 2005 (inception) through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of RNS Software Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from January 6, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton Labonte LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 16, 2007

Suite 1700 – 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 * Fax: 604 687 4216

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2006	December 31, 2005
ASSETS

Current
Cash	$36,787	$-

Equipment, net – Note 3	1,159	-
Technology rights – Note 4	-	12,500

	$37,946	$12,500
LIABILITIES

Current
Bank indebtedness	$-	$5
Accounts payable and accrued liabilities	7,581	8,026
Due to related party – Notes 4 and 6	400	28,430

	7,981	36,461

Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock – Note 5
100,000,000 shares authorized, $0.0001 par value
Issued and outstanding
26,085,000 common shares (2005 – 25,000,000)	2,608	2,500
Additional paid-in capital	112,892	4,500
Deficit accumulated during the development stage	(85,535)	(30,961)

	29,965	(23,961)

	$37,946	$12,500

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

				January 6, 2005		January 6, 2005
		Year ended		(inception)		(inception)
		December 31,		to December 31,		to December 31,
		2006		2005		2006
Expenses
Accounting and audit fees		$16,752		$9,204		$25,956
Amortization		66		-		66
Bank charges and interest		1,378		1,273		2,651
Consulting		500		990		1,490
Impairment of technology rights (Note 4)		12,500		-		12,500
Legal		11,360		7,995		19,355
Management fees		4,800		3,200		8,000
Office and general		1,168		1,999		3,167
Transfer agent and filing fees		3,118		500		3,618
Travel and promotion		2,932		5,800		8,732

Net loss	$	(54,574)	$	(30,961)	$	(85,535)

Basic and diluted loss per share	$	(0.01)	$	(0.01)

Weighted average number of shares outstanding – basic and diluted		25,719,370		16,204,735

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

				January 6, 2005		January 6, 2005
		Year ended		(inception)		(inception)
		December 31,		to December 31,		to December 31,
		2006		2005		2006
Operating Activities
Net loss	$	(54,574)	$	(30,961)	$	(85,535)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization		66		-		66
Impairment of technology rights		12,500		-		12,500
Accrued interest payable		-		1,087		-
Non-cash changes in operating assets and liabilities:
Accounts payable and accrued liabilities		(445)		8,026		(4,919)

Net cash used in operating activities		(42,453)		(21,848)		(77,888)

Investing Activities
Purchase of equipment		(1,225)		-		(1,225)

Net cash used in investing activities		(1,225)		-		(1,225)

Financing Activities
Advances from (to) related party		(28,030)		14,843		400
Proceeds from issuance of common stock		108,500		7,000		115,500

Net cash provided by financing activities		80,470		21,843		115,900

Increase (decrease) in cash		36,792		(5)		36,787

Cash (bank indebtedness), beginning		(5)		-		-

Cash (bank indebtedness), ending		$36,787		$(5)		$36,787

Supplementary disclosure of cash flow information:
Cash paid for:
Interest		$2,161		$-		$2,161

Income Taxes		$-		$-		$-

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period January 6, 2005 (Inception) to December 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 6, 2005 (Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
Common stock May, 2005 – at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 – at $0.001	5,000,000	500	4,500	-	5,000
Net loss	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005	25,000,000	2,500	4,500	(30,961)	(23,961)

Common stock May, 2006 – at $0.10	1,085,000	108	108,392	-	108,500
Net loss	-	-	-	(54,574)	(54,574)

Balance, December 31, 2006	26,085,000	$2,608	$112,892	$(85,535)	$29,965

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

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

These financial statements have been prepared on a going concern basis.  The Company has a working capital of $28,806 at December 31, 2006, and has accumulated a deficit of $85,535 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements necessarily involves the use of estimates which have been made using careful judgement by management.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and in accordance with the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $12,500.  The net book value of capitalized application software is reviewed annually for impairment.  Due to the uncertainty of realization the Company wrote off the carrying value of technology rights as at December 31, 2006 resulting in an impairment loss of $12,500.

Impairment of Long-lived Assets

Equipment is reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company’s functional currency is the United States Dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities diluted loss per share is equal to basic loss per share.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

Note 3

Equipment

	2006			2005
	Cost	Accumulated amortization	Net book value	Net book value

Computer equipment	$ 9,028	$ 7,818	$ 1,210	$ -

Note 4

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain name, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500.  The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended December 31, 2006, the Company paid the promissory note principal and accrued interest in full.

At December 31, 2006 the Company determined that an impairment in the carrying value of capitalized technology rights had occurred and as a result wrote off the carrying value of $12,500 to operations.

Note 5

Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.

During the year ended December 31, 2006, the Company issued 1,085,000 shares of common stock for total proceeds of $108,500.

To December 31, 2006, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

Note 6

Related Party Transactions

a)

During the year ended December 31, 2006 the President of the Company made a cash advance of $4,000 (December 31, 2005 - $14,500) to the Company. At December 31, 2006 $Nil (December 31, 2005 - $14,500) was owing to the President for cash advances.  In addition, an amount of $nil (December 31, 2005 - $12,500) was owing to the President of the Company pursuant to the Technology Purchase Agreement (Note 3) which was paid in full in 2006.  Both amounts were unsecured, bore interest at 8% per annum, were repayable on demand and were paid in full during the period.  Total interest of $2,161 (December 31, 2005 - $1,087) had been accrued on these amounts before payment.

b)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the year ended December 31, 2006 management services of $4.800 (December 31, 2005 - $3.200) were charged to operations of which $400 is owing at December 31, 2006.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 7

Income Taxes

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31, 2006 $	December 31, 2005 $

Net Operating Loss	54,574	30,961
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–

Deferred Tax Asset	29,059	10,527
Valuation Allowance	(29,059)	(10,527)

Net Deferred Tax Asset	–	–