Form 10QSB
period 2007-03-31
RNS SOFTWARE, INC.
filed 2007-05-14
CIK 1341319

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

26,085,000 shares of $.001 par value common stock issued and outstanding as of May 10, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

Page

Part I

Financial Information

Balance Sheets– March 31, 2007 (Unaudited)

4

  and December 31, 2006

Statements of Operations (Unaudited) for the

5

  Three Months Ended March 31, 2007 and March 31, 2006 and for the

  Period from January 6, 2005 (Inception) to

  March 31, 2007

Statements of Cash Flows (Unaudited) for the

6

  Three Months Ended March 31, 2007 and March 31, 2006 and for the

  Period from January 6, 2005 (Inception) to

  March 31, 2007

Notes to the Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial

12

Condition and Results of Operations

Item 3.  Controls and Procedures

15

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

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)

Current
Cash	$29,986	$36,787

Equipment, net – Note 3	1,072	1,159
Technology rights – Note 4	-	-
	$31,058	$37,946

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,572	$7,581
Due to related party – Notes 4 and 6	800	400
	6,372	7,981
Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ EQUITY

Capital stock – Note 5
100,000,000 shares authorized, $0.0001 par value
Issued and outstanding
26,085,000 common shares (December 31, 2006 – 26,085,000)	2,608	2,608
Additional paid-in capital	112,892	112,892
Deficit accumulated during the development stage	(90,814)	(85,535)
	24,686	29,965
	$31,058	$37,946

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	Three months	Three months	January 6, 2005
	ended	ended	(inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
Expenses
Accounting and audit fees	$2,742	$5,406	$28,698
Depreciation	87	-	153
Bank charges and interest	26	490	2,677
Consulting	-	-	1,490
Impairment of technology rights (Note 4)	-	-	12,500
Legal	-	5,688	19,355
Management fees	1,200	1,200	9,200
Office and general	258	851	3,425
Transfer agent and filing fees	574	920	4,192
Travel and promotion	392	2,898	9,124

Net loss	$(5,279)	$(17,453)	$(90,814)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding –
basic and diluted	26,085,000	25,000,000

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	Three months	Three months	January 6, 2005
	ended	ended	(inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
Operating Activities
Net loss	$(5,279)	$(17,453)	$(90,814)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	87	-	153
Impairment of technology rights	-	-	12,500
Accrued interest payable	-	1,087	-
Non-cash changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,009)	8,026	(6,928)

Net cash used in operating activities	(7,201)	(21,848)	(85,089)

Investing Activities
Purchase of equipment	-	-	(1,225)

Net cash used in investing activities	-	-	(1,225)

Financing Activities
Advances from related party	400	14,843	800
Proceeds from issuance of common stock	-	7,000	115,500

Net cash provided by financing activities	400	21,843	116,300

Increase (decrease) in cash	(6,801)	(5)	29,986

Cash, beginning	36,787	-	-

Cash, ending	$29,986	$(5)	$29,986

Supplementary disclosure of cash flow information:
Cash paid for:

Interest	$-	$-	$2,161

Income Taxes	$-	-	$-

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $23,614 at March 31, 2007, and has accumulated a deficit of $90,814 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

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

Equipment

Equipment is stated at cost.  Depreciation is computed on a declining balance basis at 30% per year.

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

March 31, 2007

Unaudited

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

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 3

Equipment

				December 31,
				2006
March 31, 2007	Cost	Accumulated depreciation	Net book value	Net book value

Computer equipment	$1,225	$153	$1,072	$1,159

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

To March 31, 2007, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

Note 6

Related Party Transactions

a)

During the three months ended March 31, 2007 the President of the Company made a cash advance of $Nil (March 31, 2006 - $$4,000) to the Company. At March 31, 2007 $Nil (December 31, 2006 - $Nil) was owing to the President for cash advances.

b)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the three months ended March 31, 2007 management services of $1,200 (2006 - $1,200) were charged to operations of which $800 is owing at March 31, 2007 (December 31, 2006 - $400).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 7

Subsequent Event

On April 30, 2007, the Company entered into a Securities Exchange Agreement (“Agreement”) with Regena Therapeutics, Inc., a Delaware corporation (“Regena”), the Company, the shareholders of Regena, and Livio Susin, pursuant to which the Company will purchase all the issued and outstanding capital stock of Regena from the Regena Shareholders (the “Acquisition”) in exchange for shares of RNS common and preferred stock.  Following completion of the Acquisition, the business of Regena will be the sole business of the Company and Regena will effectively become the operating public company.

The Agreement provides that the Company would also exchange Regena options and warrants for like options and warrants of RNS.  Further, the Company will redeem from Livio Susin, sole officer and director and the majority shareholder of the Company, approximately 14,000,000 pre-split common shares of the Company in exchange for $175,000 and substantially all of the current assets and liabilities of the Company.  Other terms of the Agreement require the Company to effect a reverse split of its currently issued and outstanding common stock on the basis of 1 new share for 16.34 common shares held if Regena raises the maximum financing and 1 new share for 19.34 common shares held if Regena raises the minimum financing., increase its authorized capital and effect a name change.

The closing of the Acquisition is contingent upon Regena completing a private placement of a minimum of $5,000,000 and a maximum of $10,000,000. and other conditions specified in the Agreement, including shareholder approval for certain actions.  The parties anticipate closing no later than July 31, 2007.  Upon closing this Acquisition will constitute and reverse merger and the Company will appoint new officers and directors.

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

Description of Property

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

Subsequent Events

Subsequent to the date of this report, the Company entered an agreement to acquire Regena Therapeutics, Inc.  On May 3, 2007, RNS filed a current report on Form 8-K regarding the potential acquisition of Regena Therapeutics, Inc.  Although the Company has entered into the agreement with Regena, RNS will continue to pursue its business objectives until such time as it consummates the agreement with Regena.  Should RNS complete its acquisition of Regena, RNS will file the appropriate Form 8-K current report with the required audited financial statements and pro forma financial statements as required by the Securities and Exchange Commission.

On April 30, 2007, the Registrant entered into a Securities Exchange Agreement (“Agreement”) by and among REGENA THERAPEUTICS, INC., a Delaware corporation (“Regena”), RNS SOFTWARE, INC., a Nevada corporation (“RNS”), the shareholders of Regena (the “Regena Shareholders”), and Livio Susin (the “RNS Redeemed Shareholder”), pursuant to which RNS will purchase all the issued and outstanding capital stock of Regena from the Regena Shareholders (the “Acquisition”).  Following completion of the Acquisition, the business of Regena will be the sole business of RNS and Regena will effectively become the operating public company.

The Agreement is included with the Form 8-K filed on May 3, 2007 as Exhibit 10.01 and should be referred to when reading the following summary.

The Agreement provides that the Company would also exchange Regena options and warrants for like options and warrants of RNS.  Further, the Company will redeem from Livio Susin, sole officer and director and the majority shareholder of the Company, approximately 14,000,000 pre-split common shares of the Company in exchange for $175,000 and substantially all of the current assets and liabilities of the Company.  Other terms of the Agreement require the Company to effect a reverse split of its currently issued and outstanding common stock on the basis of 1 new share for 16.34 common shares held if Regena raises the maximum financing and 1 new share for 19.34 common shares held if Regena raises the minimum financing., increase its authorized capital and effect a name change.

The closing of the Acquisition is contingent upon Regena completing a private placement of a minimum of $5,000,000 and a maximum of $10,000,000. and other conditions specified in the Agreement, including shareholder approval for certain actions.  The parties anticipate closing no later than July 31, 2007.  Upon closing this Acquisition will constitute and reverse merger and the Company will appoint new officers and directors.

Additional information regarding the proposed transaction and details regarding Regena can be found in the Form 8-K filed on May 3, 2007.

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

We did not generate any revenue for the three months ended March 31, 2007 or 2006.    Our expenses were $5,279 for the three months ended March 31, 2007 compared to $17,453 for the same period in 2006.  From inception to March 31, 2007our expenses were $90,814.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $5,279 for the three months ended March 31, 2007 compared to $17,453 for the same period in 2006.  Our higher expenses for the three months ended March 31, 2006 were mainly due to the preparation and filing of our SB-2 registration statement.

Liquidity and Capital Resources

At March 31, 2007, we had total assets of $31,058.  Current assets consisted of $29,986 in cash and property and equipment, net of depreciation in the amount of $1,072.  Total current liabilities at March 31, 2007 consisted of $5,572 in accounts payable and accrued liabilities and $800 due to related parties.  We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock. The public offering price was $0.10 per share.   The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.We are using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended March 31, 2007 management services of $1,200 were charged to operations, of which $800 is owing.  We have paid management services to Mr. Livio Susin from the working capital proceeds our offering.

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

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We are offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.  The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock.  The offering was closed in May 2006.  The table below provides details on how the proceeds from our offering have been used as of March 31, 2007.

Total Proceeds	$108,500

Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8,232
Website Maintenance	0
Marketing	0
Software development	1,220
Working capital	13,595

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by RNS Software, Inc. during the quarter ended March 31, 2007.  However, subsequent to the date of this report, on May 5, 2007, RNS filed a Form 8-K Current Report regarding items 1.01 and 9.01.

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

RNS SOFTWARE, INC.

Date: May 14, 2007

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer

17