Form 10QSB
period 2007-06-30
RNS SOFTWARE, INC.
filed 2007-08-14
CIK 1341319

OMB APPROVAL
OMB Number: 3235-0416
Expires:March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
   Yes ⁪ No xx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                              Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

26,085,000 shares of $.0001 par value common stock issued and outstanding as of August 8, 2007

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets- June 30, 2007 (Unaudited)                                                                                                         4
and December 31, 2006

Statements of Operations (Unaudited) for the                                                                                                    5
Three and Six Months Ended June 30, 2007 and June 30, 2006 and for the
Period from January 6, 2005 (Inception) to
June 30, 2007

Statements of Cash Flows (Unaudited) for the                                                                                                   6
Six Months Ended June 30, 2007 and June 30, 2006 and for the
Period from January 6, 2005 (Inception) to
June, 2007

Notes to the Financial Statements                                                                                                                        7

Item 2.  Management’s Discussion and Analysis of Financial                                                                       12
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                         15

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                           15

Item 6.  Exhibits and Reports on Form 8-K                                                                                                         15

Signatures                                                                                                                                                               16

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

RNS SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)

Current
Cash	$ 20,699	$ 36,787

Equipment, net - Note 3	992	1,159

	$ 21,691	$37,946

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 9,120	$ 7,581
Due to related party - Notes 4 and 6	400	400

	9,520	7,981

Nature and Continuance of Operations - Note 1
STOCKHOLDERS’ EQUITY
Capital stock - Note 5
100,000,000 shares authorized, $0.0001 par value
Issued and outstanding
26,085,000 common shares (December 31, 2006 - 26,085,000)	2,608	2,608
Additional paid-in capital	112,892	112,892
Deficit accumulated during the development stage	(103,329)	(85,535)

	12,171	29,965

	$21,691	$37,946

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Six months ended		January 6, 2005
	June 30,		June 30,		(inception)
					to June 30,
	2007	2006	2007	2006	2007
Expenses
Accounting and audit fees	$ 6,167	$3,487	$ 8,909	$ 8,893	$ 34,865
Depreciation	80	-	167	-	233
Bank charges and interest	28	744	54	1,234	2,705
Consulting	-	-	-	-	1,490
Impairment of technology rights (Note 4)	-	-	-	-	12,500
Legal	4,625	3,523	4,625	9,211	23,980
Management fees	1,200	1,200	2,400	2,400	10,400
Office and general	-	105	258	956	3,425
Transfer agent and filing fees	415	1,758	989	2,678	4,607
Travel and promotion	-	34	392	2,932	9,124

Net loss	$ (12,515)	$ (10,851)	$ (17,794)	$ (28,304)	$ (103,329)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	26,085,000	25,691,538	26,085,000	25,347,680

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended		January 6, 2005
	June 30,		(inception)
			to March 31,
	2007	2006	2007
Operating Activities
Net loss	$ (17,794)	$ $ (28,304)	$ (103,329)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	167	-	233
Impairment of technology rights	-	-	12,500
Accrued interest payable	-	(1,087)	-
Non-cash changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,539	(1,082)	(3,380)

Net cash used in operating activities	(16,088)	(30,473)	(93,976)

Investing Activities
Purchase of equipment	-	-	(1,225)

Net cash used in investing activities	-	-	(1,225)

Financing Activities
Advances from related party	-	(26,943)	400
Proceeds from issuance of common stock	-	108,500	115,500

Net cash provided by financing activities	-	81,557	115,900

Increase (decrease) in cash	(16,088)	51,084	20,699

Cash , beginning	36,787	(5)	-

Cash , ending	$ 20,699	$ 51,079	$ 20,699

Cash paid for:

Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 6, 2005 and its fiscal year end is December 31. The Company is in the development stage. The Company has acquired a software package named SEOdoctor, the SEOdoctor domain and existing customer database.

SEOdoctor stands for “Search Engine Optimization”. This product allows a client’s website to have key identifier words embedded in the home page which in turn would interact with Google or other search engines, and results in the client’s website receiving a higher profile / ranking in searches. Refer to Note 7.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has working capital of $11,179 at June 30, 2007, and has accumulated a deficit of $103,329 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
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
June 30, 2007
Unaudited

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

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
Unaudited

Note 3	Equipment

				December 31,
	June 30, 2007			2006
	Cost	Accumulated depreciation	Net book value	Net book value

Computer equipment	$ 1,225	$ 233	$ 992	$ 1,159

Note 4	Technology rights

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

To June 30, 2007, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

RNS Software Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
Unaudited

Note 6	Related Party Transactions

a)
During the six months ended June 30, 2007 the President of the Company made a cash advance of $Nil (June 30, 2006 - $4,000) to the Company. At June 30, 2007 $Nil (December 31, 2006 - $Nil) was owing to the President for cash advances.

b)
The President of the Company provides management services to the Company. The services are valued at $400 per month. During the six months ended June 30, 2007 management services of $2,400 (2006 - $2,400) were charged to operations of which $400 is owing at June 30, 2007 (December 31, 2006 - $400).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 7 Securities Exchange Agreement

On April 30, 2007, the Company entered into a Securities Exchange Agreement (“Agreement”) with Regena Therapeutics, Inc., (a Delaware corporation (“Regena”)), the shareholders of Regena, and Livio Susin, pursuant to which the Company will purchase all the issued and outstanding capital stock of Regena from the Regena Shareholders (the “Acquisition”) in exchange for shares of RNS common and preferred stock. Following completion of the Acquisition, the business of Regena will be the sole business of the Company and Regena will effectively become the operating public company.

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

On July 31, 2007, the parties agreed to amend the Agreement to extend the closing date from July 31, 2007 to August 31, 2007 in consideration of approximately $5,000 to cover additional costs incurred by RNS. All other terms and conditions of the Agreement remain the same.

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

The Agreement was attached to our Current Report on Form 8-K dated May 3, 2007 as Exhibit 10.01.

On July 31, 2007, the parties agreed to amend the Agreement to extend the closing date from July 31, 2007 to August 31, 2007 in consideration of approximately $5,000 to cover additional costs incurred by RNS in connection with its 10-QSB filing. All other terms and conditions of the Agreement remain the same.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006

We did not generate any revenue for the three or six months ended June 30, 2007 or 2006. Our expenses were $12,515 (6 months - $17,794) for the three months ended June 30, 2007 compared to $10,851(6 months - $28,304) for the same period in 2006. From inception to June 30, 2007our expenses were $103,329. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission. As a result, we have reported a net loss of $12,515 (6 months - $17,794) for the three months ended June 30, 2007 compared to $10,851 (6 months - $28,304) for the same period in 2006.

Liquidity and Capital Resources

At June 30, 2007, we had total assets of $21,691. Current assets consisted of $20,699 in cash and property and equipment, net of depreciation in the amount of $992. Total current liabilities at June 30, 2007 consisted of $9,120 in accounts payable and accrued liabilities and $400 due to related parties. We do not anticipate any capital expenditures in the next twelve months.

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

The President of the Company provides management services to the Company commencing May, 2005. The services are valued at $400 per month. During the period ended June 30, 2007 management services of $1,200 were charged to operations, of which $400 is owing. We have paid management services to Mr. Livio Susin from the working capital proceeds our offering.

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

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering. We are offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock. The public offering price was $0.10 per share. We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months. The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock. The offering was closed in May 2006. The table below provides details on how the proceeds from our offering have been used as of June 30, 2007.

Total Proceeds                                                 $108,500

Less Offering Expenses                      22,215
Pay off notes                                        33,161
Settle accounts payable                       8,232
Website Maintenance                                 0
Marketing                                                      0
Software development                         1,220
Working capital                                   26,110

ITEM 6. Exhibits and Reports on Form 8-K

On July 31, 2007, RNS filed a Form 8-K Current Report regarding items 1.01.

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

RNS SOFTWARE, INC.

Date: August 14, 2007                                                                          /s/ Livio Susin
Chief Executive Officer and
Chief Financial Officer