Form 10QSB
period 2007-09-30
RNS SOFTWARE, INC.
filed 2007-11-02
CIK 1341319

OMB APPROVAL
UNITED STATES	OMB Number: 3235-0416
SECURITIES AND EXCHANGE COMMISSION	Expires: April 30, 2010
Washington, D.C. 20549	Estimated average burden
FORM 10-QSB	Hours per response: 182

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

26,085,000 shares of $.0001 par value common stock issued and outstanding as of November 1, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RNS SOFTWARE, INC.

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Balance Sheets– September 30, 2007 (Unaudited)	4
	and December 31, 2006

	Statements of Operations (Unaudited) for the	5
	Three and Nine Months Ended September 30, 2007 and September 30, 2006
	and for the Period from January 6, 2005 (Inception) to
	September 30, 2007

	Interim Statements of Cash Flows (Unaudited) for the	6
	Nine Months Ended September 30, 2007 and September 30, 2006 and for the
	Period from January 6, 2005 (Inception) to
	September 30, 2007

	Notes to the Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial	12
	Condition and Results of Operations

	Item 3. Controls and Procedures	15

Part II	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6. Exhibits and Reports on Form 8-K	15

	Signatures	16

RNS SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

Unaudited

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current
Cash	$29,919	$36,787

Equipment, net – Note 3	917	1,159

	$30,836	$37,946

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,470	$7,581
Deposits received - Note 7	25,000	-
Due to related party – Notes 4 and 6	-	400

	29,470	7,981

Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ EQUITY

Capital stock – Note 5
100,000,000 shares authorized, $0.0001 par value
Issued and outstanding
26,085,000 common shares (December 31, 2006 – 26,085,000)	2,608	2,608
Additional paid-in capital	112,892	112,892
Deficit accumulated during the development stage	(114,134)	(85,535)

	1,366	29,965

	$30,836	$37,946

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	Three months		Nine months		January 6, 2005
	ended		ended		(inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Expenses
Accounting and audit fees	$2,720	$2,843	$11,629	$11,736	$37,585
Depreciation	75	-	242	-	308
Bank charges and interest	50	27	104	1,261	2,755
Consulting	5,000	500	5,000	500	6,490
Impairment of technology rights (Note 4)	-	-	-	-	12,500
Legal	1,750	925	6,375	12,652	25,730
Management fees	1,200	1,200	3,600	3,600	11,600
Office and general	-	303	258	1,259	3,425
Transfer agent and filing fees	10	145	999	2,823	4,617
Travel and promotion	-	-	392	2,932	9,124

Net loss	$(10,805)	$(5,943)	$(28,599)	$(36,763)	$(114,134)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	26,085,000	26,085,000	26,085,000	25,596,154

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

			January 6,
	Nine months		2005
	ended		(inception) to
	September 30,		September 30,
	2007	2006	2007
Operating Activities
Net loss	$(28,599)	$(36,763)	$(114,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	242	-	308
Impairment of technology rights	-	-	12,500
Accrued interest payable	-	-	-
Non-cash changes in operating
assets and liabilities:
Accounts payable and accrued liabilities	(3,111)	(464)	(8,030)

Net cash used in operating activities	(31,468)	(37,227)	(109,356)

Investing Activities
Purchase of equipment	-	(1,225)	(1,225)

Net cash used in investing activities	-	(1,225)	(1,225)

Financing Activities
Advances from related party	(400)	(28,030)	-
Deposits received	25,000	-	25,000
Proceeds from issuance of common stock	-	108,500	115,500

Net cash provided by financing activities	24,600	80,470	140,500

Increase (decrease) in cash	(6,868)	42,018	29,919

Cash , beginning	36,787	(5)	-

Cash , ending	$29,919	$42,013	$29,919

Cash paid for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital of $449 at September 30, 2007, and has accumulated a deficit of $114,134 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

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

Notes to the Financial Statements

September 30, 2007

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

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

Unaudited

Note 3

Equipment

				December 31,
	September 30, 2007			2006
	Cost	Accumulated depreciation	Net book value	Net book value

Computer equipment	$1,225	$308	$917	$1,159

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

To September 30, 2007, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

Note 6

Related Party Transactions

a)

During the nine months ended September 30, 2007 the President of the Company made a cash advance of $Nil (September 30, 2006 - $4,000) to the Company. At September 30, 2007 $Nil (December 31, 2006 - $Nil) was owing to the President for cash advances.

b)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the nine months ended September 30, 2007 management services of $3,600 (2006 - $3,600) were charged to operations of which $NIL is owing at September 30, 2007 (December 31, 2006 - $400).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

Unaudited

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

The closing of the Acquisition is contingent upon Regena completing a private placement of a minimum of $5,000,000 and a maximum of $10,000,000. and other conditions specified in the Agreement, including shareholder approval for certain actions.  Upon closing this Acquisition will constitute a reverse merger and the Company will appoint new officers and directors.

On July 30, 2007, the parties agreed to amend the Agreement to extend the closing date from July 31, 2007 to August 31, 2007 in consideration of $5,000 to cover additional costs incurred by RNS.  This amount will be paid upon closing.  All other terms and conditions of the Agreement remain the same.

On August 29, 2007, the parties agreed to further amend the Agreement to extend the closing date from August 31, 2007 to October 31, 2007.  Regena agreed to pay a $25,000 non-refundable deposit (the “Deposit”) and the $175,000 to be paid was amended to $215,000, which includes the $5,000 amount set forth in the Amendment dated July 30, 2007, plus an additional $35,000 increase. Upon closing, the Deposit shall be applied against such $215,000 payment amount.

On October 31, 2007, the parties agreed to further amend the Agreement to extend the closing date from October 31, 2007 to January 31, 2008.  As consideration, Regena agreed to pay an additional $50,000 non-refundable deposit and the $215,000 to be paid to Livio Susin was increased to $300,000. which will be offset in part with the total non-refundable deposit of $75,000 at closing.  In addition, existing, pre-closing shareholders of RNS will retain a 4.0% ownership which is increased from 3.6875%.

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

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to a SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain at www.seodoctor.com, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500.  The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended December 31, 2006, the Company paid the promissory note principal and accrued interesting full.

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

On August 29, 2007, the parties agreed to further amend the Agreement to extend the closing date from August 31, 2007 to October 31, 2007.  Regena agrees to pay an additional $25,000 non-refundable deposit (the “Deposit”) and the $175,000 to be paid was amended to $215,000, which includes the $5,000 amount set forth in the Amendment dated July 30, 2007, plus an additional $35,000 increase. Upon Closing, the Deposit shall be applied against such $215,000 payment amount. All other terms and conditions of the Agreement remain the same.

On October 31, 2007, the parties agreed to further amend the Agreement to extend the closing date from October 31, 2007 to January 31, 2008.  As consideration, Regena agreed to pay an additional $50,000 non-refundable deposit and the $215,000 to be paid to Livio Susin was increased to $300,000. which will be offset in part with the total non-refundable deposit of $75,000 at closing.  In addition, existing, pre-closing shareholders of RNS will retain a 4.0% ownership which is increased from 3.6875%. RNS will pay for costs in connection with all its periodic reports.

Results of Operations for the Three and Nine Month Periods Ended Sept. 30, 2007 and 2006

We did not generate any revenue for the three or nine months ended Sept. 30, 2007 or 2006.    Our expenses were $10,805 (9 months - $28,599) for the three months ended Sept. 30, 2007 compared to $5,943 (9 months - $36,763) for the same period in 2006.  From inception to Sept. 30, 2007our expenses were $114,134.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $10,805 (9 months - $28,599) for the three months ended Sept. 30, 2007 compared to $5,943 (9 months - $36,763) for the same period in 2006.

Liquidity and Capital Resources

At Sept. 30, 2007, we had total assets of $30,836.  Current assets consisted of $29,919 in cash and property and equipment, net of depreciation in the amount of $917.  Total current liabilities at Sept. 30, 2007 consisted of $4,470 in accounts payable and accrued liabilities and $25,000 in deposits received for the Regena deposit.  We do not anticipate any capital expenditures in the next twelve months.

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

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended Sept. 30, 2007 management services of $3,600 were charged to operations, of which $-0- is owing.  We have paid management services to Mr. Livio Susin from the working capital proceeds our offering.

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

Total Proceeds	$108,500

Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8,232
Website Maintenance	0
Marketing	0
Software development	1,220
Working capital	36,915

ITEM 6.  Exhibits and Reports on Form 8-K

On August 1, August 29, and October 31, 2007 RNS filed a Form 8-K Current Report regarding items 1.01.

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

Date: November 2, 2007

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer