Form 10KSB
period 2007-12-31
RNS SOFTWARE, INC.
filed 2008-03-07
CIK 1341319

OMB Number: 3235-0420 Expires: April 30, 2008 Estimated average burden Hours per response……1646
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On December 31, 2007 the aggregate market value of the voting stock of RNS Software, Inc. held by non-affiliates of the registrant was $-0-.  Although listed on the OTCBB under the symbol RNSW, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

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

Current Product Development Status

We have been re-evaluating industry changes in the search engine business.  The industry is experiencing changes in how it operates.  Because of changes implemented by companies such as Google and Microsoft, we have to modify our software.  This has slowed down our growth and delayed launch of our product. We are continuing to assess and analyze changes required to our product in order to enter the highly competitive search engine market.

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

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We received a listing on the OTCBB under the symbol “RNSW” in September 2006.  We have not had any active trading in our stock as of the date of this report.  No closing bid or ask prices are available for 2007.

As of December 31, 2007, there were 34 shareholders of record holding 26,085,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Period from December 31, 2006 to December 31, 2007

We did not generate any revenue from January 6, 2005 (inception) to December 31, 2007.  For the year ended December 31, 2007 our expenses were $50,395.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and continued SEC reporting requirements.  As a result, we have reported a net loss of $50,395 for the period ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2007 we had total assets of $62,270.  Current assets consisted of $61,421 in cash and equipment valued at $849.  Current liabilities at December 31, 2007 consisted of $7,300 in accounts payable and accrued liabilities and $400 due to related parties with $75,000 in deposits received for total liabilities of $82,700.  We do not anticipate any capital expenditures in the next twelve months.

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

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the year ended December 31, 2007 management services of $4,800 (2006 - $4,800) were charged to operations of which $400 is owing at December 31, 2007 (2006 - $400).

The President of the Company provides consulting services to the Company.  During the year ended December 31, 2007 management services of $10,000 (2006 - $nil) were charged to operations of which $NIL is owing at December 31, 2007 (2006 - $nil).

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

REGENA THERAPEUTICS, INC.  Agreement

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

The parties amended the Agreement to extend the closing date multiple times which were reported on Form 8-K Current Report.

On February 15, 2008, RNS Software provided Regena and its shareholders with written notice of its intent to terminate the Agreement.  All parties agreed to waive the 30 day written notice requirement and terminated the Agreement effective February 15, 2008.

Risk Factors

Because we are a new business and we have not proven our ability to generate profit, an investment in our company is risky.  We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock.  We have not sold any of our products to date.  For the period ended December 31, 2007, we had no revenue and a net loss of $50,395.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  We cannot assure that we will ever be profitable.  Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

Subsequent to the date of this report, the Company filed a 8-K Current Report regarding the termination of its agreement with Regena Therapeutics, Inc.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the

Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Livio Susin	52	President, Secretary, Treasurer and Director	January 6, 2005

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

Item 10. Executive Compensation.

There are no formal written employment arrangements in place.  We have agreed to pay Mr. Susin $400 per month for his management services with payment to be made as the services are performed.  During the period ended December 31, 2007 management services of $4,800 were charged to operations.  In addition, we have agreed to reimburse Mr. Susin for expenses incurred on our behalf.  We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

The table below shows what we have paid to Mr. Susin since our inception of  January 6, 2005 through December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Livio Susin, President, Secretary, Treasurer, Chief Financial Officer, Director	2007 2006 1-6-05 (inception) to 12-31-05	$4,800 $4,800 $3,600	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$10,000 (1) -0- -0-

(1)  The Company paid Mr. Susin $10,000 in consulting fees for the year ended December 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 26,085,000 issued and outstanding shares of common stock, par value $.0001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 12.  Certain Relationships and Related Transactions.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended December 31, 2007 management services of $4,800 were charged to operations.

The Company paid $10,000 to Livio Susin as consulting fees for the period ended December 31, 2007.

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

 (b)  Reports on Form 8-K.

RNS filed the following reports on Form 8-K:

Date

Items Reported

10-31-07

1.01 and 9.01

1-31-08

1.01 and 9.01

2-20-08

1.02 and 9.01

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for the audit of RNS Software’s annual financial statement and review of financial statements included in RNS Software’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,600 for fiscal year ended 2006 and $48,210 for fiscal year ended 2007.

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

Date: March 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Livio Susin

Date: March 6, 2008

Livio Susin, Sole Director

RNS SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

DALE MATHESON

CARR-HILTON LABONTE

Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of RNS Software Inc.:

We have audited the accompanying balance sheets of RNS Software Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and the period from January 5, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from January 5, 2005 (inception) to December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr Hilton LaBonte LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 15, 2008

Suite 1700 – 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 * Fax: 604 687 4216

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current
Cash	$ 61,421	$ 36,787

Equipment, net – Note 3	849	1,159

	$ 62,270	$ 37,946

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 7,300	$ 7,581
Deposits - Note 7	75,000	-
Due to related party – Note 6	400	400

	82,700	7,981

Nature and Continuance of Operations – Note 1

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock – Note 5
100,000,000 shares authorized, $0.0001 par value
Issued and outstanding
26,085,000 common shares (December 31, 2006 – 26,085,000)	2,608	2,608
Additional paid-in capital	112,892	112,892
Deficit accumulated during the development stage	(135,930)	(85,535)

	(20,430)	29,965

	$ 62,270	$ 37,946

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			January 6, 2005
	Year ended		(inception)
	December 31,		to December 31,
	2007	2006	2007
Expenses
Accounting and audit fees	$ 20,279	$ 16,752	$ 46,235
Depreciation	310	66	377
Consulting (Note 6)	10,000	500	11,490
Impairment of technology rights (Note 4)	-	12,500	12,500
Legal	7,700	11,360	27,055
Management fees (Note 6)	4,800	4,800	12,800
Office and general	449	2,546	6,266
Transfer agent and filing fees	6,465	3,118	10,083
Travel and promotion	392	2,932	9,124

Net loss	$ (50,395)	$ (54,574)	$ (135,930)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding – basic and diluted	26,085,000	25,719,370

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			January 6, 2005
	Year ended		(inception)
	December 31,		to December 31,
	2007	2006	2007
Operating Activities
Net loss	$ (50,395)	$ (54,574)	$ (135,930)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation	310	66	376
Impairment of technology rights	-	12,500	12,500
Accrued interest payable	-	-	-
Non-cash changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(281)	(445)	(5,200)

Net cash used in operating activities	(50,366)	(42,453)	(128,254)

Investing Activities
Purchase of equipment	-	(1,225)	(1,225)

Net cash used in investing activities	-	(1,225)	(1,225)

Financing Activities
Advances from related party	-	(28,030)	400
Deposits received	75,000	-	75,000
Proceeds from issuance of common stock	-	108,500	115,500

Net cash provided by financing activities	75,000	80,470	190,900

Increase in cash	24,634	36,792	61,421

Cash , beginning	36,787	(5)	-

Cash , ending	$ 61,421	$ 36,787	$ 61,421

Cash paid for:
Interest	$ -	$ 2,161	$ 2,161
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period January 6, 2005 (Inception) to December 31, 2007

	Common Shares		Additional Paid-In	Deficit accumulated During the Development
	Number	Par Value	Capital	Stage	Total
Balance, January 6,2005 (Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
May, 2005 – at $0.0001	20,000,000	2,000	-	-	2,000
June, 2005 – at $0.001	5,000,000	500	4,500	-	5,000
Net loss	-	-	-	(30,961)	(30,961)

Balance, December 31, 2005	25,000,000	2,500	4,500	(30,961)	(23,961)
Issued for cash:
May, 2006 – at $0.10	1,085,000	108	108,392	-	108,500

Net Loss	-	-	-	(54,574)	(54,574)

Balance, December 31, 2006	26,085,000	2,608	112,892	(85,535)	29,965

Net Loss	-	-	-	(50,395)	(50,395)

Balance, December 31, 2007	26,085,000	$ 2,608	$ 112,892	$ (135,930)	$ (20,430)

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital deficiency of $21,279 at December 31, 2007, and has accumulated a deficit of $135,930 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements necessarily involves the use of estimates which have been made using careful judgment by management.  Actual results may vary from these estimates.

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

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

Note 2

Summary of Significant Accounting Policies – cont’d

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

Impairment of Long-lived Assets

Equipment is reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, deposits and due to related party approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

Note 3

Equipment

	December 31,			December 31,
	2007			2006
	Cost	Accumulated depreciation	Net book value	Net book value

Computer equipment	$ 1,225	$ 377	$ 849	$ 1,159

Note 4

Technology rights

Pursuant to a Technology Purchase Agreement (the “Agreement”) dated May 6, 2005, the Company acquired from the President of the Company a 100% undivided right in and to the SEOdoctor software package, all rights, title and interest in and to the SEOdoctor domain name, present customer database, and all intellectual property rights related to SEOdoctor products and trademarks for $12,500.  The $12,500 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended December 31, 2006, the Company paid the promissory note principal and accrued interest in full.

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

To December 31, 2007, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

Note 6

Related Party Transactions

a)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the year ended December 31, 2007 management services of $4,800 (2006 - $4,800) were charged to operations of which $400 is owing at December 31, 2007 (2006 - $400).

b)

The President of the Company provides consulting services to the Company.  During the year ended December 31, 2007 consulting services of $10,000 (2006 - $nil) were charged to operations of which $NIL is owing at December 31, 2007 (2006 - $nil).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

Note 7

Securities Exchange Agreement

On April 30, 2007, the Company entered into a Securities Exchange Agreement (“Agreement”) with Regena Therapeutics, Inc., (“Regena”) (a Delaware corporation), the shareholders of Regena, and Livio Susin, pursuant to which the Company will purchase all the issued and outstanding capital stock of Regena from the Regena Shareholders (the “Acquisition”) in exchange for shares of the Company’s common and preferred stock to be authorized.  If completed, the business of Regena will be the sole business of the Company.

The Agreement provides that the Company would also exchange Regena options and warrants for like options and warrants of the Company.  Further, the Company will redeem from Livio Susin, sole officer and director and the majority shareholder of the Company, approximately 14,000,000 pre-split common shares of the Company in exchange for $175,000 and substantially all of the current assets and liabilities of the Company.  Other terms of the Agreement require the Company to effect a reverse split of its currently issued and outstanding common stock on the basis of 1 new share for 16.34 common shares held if Regena raises the maximum financing and 1 new share for 19.34 common shares held if Regena raises the minimum financing., increase its authorized capital and effect a name change.

The closing of the Acquisition is contingent upon Regena completing a private placement of a minimum of $5,000,000 and a maximum of $10,000,000. and other conditions specified in the Agreement, including shareholder approval for certain actions.  Upon closing this Acquisition will constitute and reverse merger and the Company will appoint new officers and directors.

On July 30, 2007, the parties agreed to amend the Agreement to extend the closing date from July 31, 2007 to August 31, 2007 in consideration of $5,000 to cover additional costs incurred by the Company.  This amount was to be paid upon closing.  All other terms and conditions of the Agreement remain the same.

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

On October 31, 2007, the parties agreed to further amend the Agreement to extend the closing date from October 31, 2007 to January 31, 2008.  As consideration, Regena agreed to pay an additional $50,000 non-refundable deposit and the $215,000 to be paid to Livio Susin was increased to $300,000 which will be offset in part with the total non-refundable deposit of $75,000 at closing.  Upon closing, existing, shareholders of the Company will retain a 4.0% ownership which is increased from 3.6875%.

On January 31, 2008, the agreement was further amended to extend the closing date from January 31, 2008 to March 31, 2008.  In addition, the parties may terminate the agreement prior to March 31, 2008 by providing a 30 day written notice.

On February 15, 2008, the Company provided Regena and its shareholders with written notice of its intent to terminate the Agreement.  All parties agreed to waive the 30 day written notice requirement and terminated the Agreement effective February 15, 2008.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

Note 8

Income Taxes

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are indicated below:

	December 31, 2007 $	December 31, 2006 $
Net Operating Loss	50,395	54,574
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Expected income tax recovery	17,134	18,555
Unrecognized current benefit of operating losses	(17,134)	(18,555)
Total income taxes	-	-

Deferred Tax Asset	46,374	29,240
Valuation Allowance	(46,374)	(29,240)
Net Deferred Tax Asset	-	-

The Company’s net operating loss carryforwards expire as follows:

December 31, 2025	$ 31,000
December 31, 2026	55,000
December 31, 2027	50,000
$ 136,000

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.