Form 10QSB
period 2008-03-31
RNS SOFTWARE, INC.
filed 2008-05-02
CIK 1341319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-129388

RNS SOFTWARE, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	71098116
(State or other jurisdiction o	(I.R.S. Employer
incorporation or organization)	Identification No.)

2197 West 2nd Avenue, Suite 103, Vancouver, B.C.	V6K 1H7 Canada
(Address of principal executive offices)	(Zip Code)

(604) 789-2410
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐    No ☒

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock Outstanding as of April 29, 2008
Common Stock, $0.001 par value: 26,085,000

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

RNS SOFTWARE, INC.

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Balance Sheets– March 31, 2008 (Unaudited)	4
	and December 31, 2007

	Statements of Operations (Unaudited) for the	5
	Three Months Ended March 31, 2008 and March 31, 2007
	and for the Period from January 6, 2005 (Inception) to
	March 31, 2008

	Statements of Cash Flows (Unaudited) for the	6
	Three Months Ended March 31, 2008 and March 31, 2007 and for the
	Period from January 6, 2005 (Inception) to
	March 31, 2008

	Notes to the Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial	13
	Condition and Results of Operations

	Item 3. Controls and Procedures	16

Part II	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	18

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

RNS SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets	Unaudited	Audited
Current Assets
Cash	$14,333	$61,421

Equipment, net	754	849

Total Assets	$15,087	$62,270

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$13,124	$8,000
Deposits received	-	75,000
Due to related party	-	400
Total current Liabilities	13,124	83,400

Stockholders' Equity (Deficit)
Capital Stock
100,000,000 Common shares authorized,
$.0001 par value
26,085,000 issued and outstanding	2,608	2,608
Additional paid-in capital	112,892	112,892
Deficit accumulated during development stage	(113,537)	(136,630)
Total Stockholders' Equity (Deficit)	1,963	(21,130)
	$15,087	$62,270

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

Unaudited

	2008	2007	Period from January 6, 2005 (inception) to March 31, 2008
Revenue
Termination Fee (Note 7)	$75,000	$-	$75,000
Expenses
Accounting and audit fees	6,475	2,742	54,710
Depreciation	94	87	471
Bank charges and interest	37	26	2,843
Consulting	10,000	-	21,490
Impairment of technology rights	-	-	12,500
Legal	33,300	-	59,055
Management fees	1,200	1,200	14,000
Office and general	-	258	3,460
Transfer agent and filing fees	801	574	10,884
Travel and promotion	-	392	9,124
Total expenses	51,907	5,279	188,537
Net Income (Loss)	$22,293	$(5,279)	$(113,537)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares
outstanding-basic and diluted	26,085,000	26,085,000

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ending March 31, 2008 and 2007

Unaudited

	2008	2007	Period from January 6, 2005 (inception) to March 31, 2008
Operating Activities
Net Income (Loss)	$22,293	$(5,279)	$(113,537)
Adjustments to reconcile net loss to net
cash used in operating activities
Non-cash termination fee	(75,000)	-	(75,000)
Depreciation	94	87	470
Impairment of technology rights	-	-	12,500
Increase in accounts payable and accrued expenses	5,125	(2,009)	625
Net cash used in operating activities	(47,488)	(7,201)	(174,942)
Investing activities
Purchase of equipment	-	-	(1,225)

Financing activities
Advances from (repayments to) related party	(400)	400	-
Deposits received	-	-	75,000
Proceeds from issuance of stock	-	-	115,500
Net cash provided by financing activities	(400)	400	190,500

Increase (decrease) in cash	(47,088)	(6,801)	14,333
Cash, beginning of the period	61,421	36,787	-
Cash, ending of the period	$14,333	$29,986	$14,333

Supplemental cash flow information
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

RNS SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital of $809 at March 31, 2008, and has accumulated a deficit of $113,937 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to develop its current business and to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2007 included in the Company’s 10KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

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

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

Unaudited

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

Unaudited

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 3

Equipment

				December 31,
	March 31, 2008			2007
	Cost	Accumulated depreciation	Net book value	Net book value

Computer equipment	$ 1,225	$ 471	$ 754	$ 849

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

Note 5

Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share and no other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 25,000,000 shares of common stock for total proceeds of $7,000.  During the year ended December 31, 2006, the Company issued 1,085,000 shares of common stock for total proceeds of $108,500.

To March 31, 2008, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

Unaudited

Note 6

Related Party Transactions

a)

The President of the Company provides management services to the Company.  The services are valued at $400 per month.  During the three months ended March 31, 2008 management services of $1,200 (2007 - $1,200) were charged to operations of which $nil is owing at March 31, 2008 (December 31, 2007 - $400).

b)

The President of the Company provides consulting services to the Company.  During the three months ended March 31, 2008 consulting services of $10,000 (2007 - $nil) were charged to operations, of which $NIL is owing at March 31, 2008 (2007 - $nil).

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

The Agreement provides that the Company would also exchange Regena options and warrants for like options and warrants of the Company.  Further, the Company would redeem from Livio Susin, sole officer and director and the majority shareholder of the Company, approximately 14,000,000 pre-split common shares of the Company in exchange for $175,000 and substantially all of the current assets and liabilities of the Company.  Other terms of the Agreement require the Company to effect a reverse split of its currently issued and outstanding common stock on the basis of 1 new share for 16.34 common shares held if Regena raises the maximum financing and 1 new share for 19.34 common shares held if Regena raises the minimum financing., increase its authorized capital and effect a name change.

The closing of the Acquisition was contingent upon Regena completing a private placement of a minimum of $5,000,000 and a maximum of $10,000,000. and other conditions specified in the Agreement, including shareholder approval for certain actions.  Upon closing this Acquisition would constitute a reverse merger and the Company would appoint new officers and directors.

RNS Software Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

Unaudited

Note 7

Securities Exchange Agreement (cont’d)

On July 30, 2007, the parties agreed to amend the Agreement to extend the closing date from July 31, 2007 to August 31, 2007 in consideration of $5,000 to cover additional costs incurred by the Company.  This amount was to be paid upon closing.  All other terms and conditions of the Agreement remain the same

On August 29, 2007, the parties agreed to further amend the Agreement to extend the closing date from August 31, 2007 to October 31, 2007.  Regena agreed to pay a $25,000 non-refundable deposit (the “Deposit”) and the $175,000 to be paid was amended to $215,000, which includes the $5,000 amount set forth in the Amendment dated July 30, 2007, plus an additional $35,000 increase. Upon closing, the Deposit shall be applied against such $215,000 payment amount.

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

On February 15, 2008, the Company provided Regena and its shareholders with written notice of its intent to terminate the Agreement.  All parties agreed to waive the 30 day written notice requirement and terminated the Agreement effective February 15, 2008. The Company has recorded the $75,000 deposited as a termination fee in the current quarter.

Note 8

Subsequent Events

Subsequent to the date of this report, the Company filed a 8-K Current Report regarding the entrance into and completion of a certain Majority Stock Purchase Agreement with certain purchasers who purchased an aggregate of 20,000,000 shares from Mr. Susin. A change of control of the Company has occurred.

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

Employees

At the present time Livio Susin is our only employee as well as our sole officer and director.  Mr. Susin will devote such time as required to actively market and further develop our services and software products.  At present, we expect Mr. Susin will devote at least 30 hours per week to our business.  We expect to contract the services of a web hosting company and use their central server for our web site needs.  We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

We generated $75,000 in  revenue for the three months ended March 31, 2008.  This revenue was generated as a result of the retention of non-refundable extension fees paid by Regena. Our expenses were $51,907 for the three months ended March 31, 2008 compared to $5,279 for the same period in 2007.  The higher expenses for the three months ended March 31, 2008 were due to increased legal bills incurred during our negotiations with potential business merger partners.  From inception to March 31, 2008 our expenses were $113,537.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net income of $22,293 for the three months ended March 31, 2008 compared to $5,279 loss for the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had total assets of $15,087.  Current assets consisted of $14,333 in cash and $754 in property and equipment, net of depreciation in the amount of $94.  Total current liabilities at March 31, 2008 consisted of $13,124 in accounts payable and accrued liabilities. We do not anticipate any capital expenditures in the next twelve months.

On February 1, 2006, our SB-2 registration statement went effective with the Securities and Exchange Commission. This was our initial public offering.  We offered a minimum of 750,000 shares and a maximum of 1,500,000 shares of common stock.  The public offering price was $0.10 per share.   The Company raised $108,500 from its offering and issued 1,085,000 shares of common stock. We are using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations.

The President of the Company provides management services to the Company commencing May, 2005.  The services are valued at $400 per month.  During the period ended March 31, 2008 management services of $1,200 were charged to operations.  We have paid management services to Mr. Livio Susin from the working capital proceeds our offering.

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

ITEM 6.  Exhibits and Reports on Form 8-K

On January 31, 2008 RNS filed a Form 8-K Current report regarding items 1.01 and 9.01. On February 20, 2008 RNS filed a Form 8-K Current Report regarding items 1.02 and 9.01.

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

On January 31, RNS filed a Form 8-K announcing that on January 28, 3008 the parties agreed to once more amend the Agreement to extend the closing date from January 31, 2008 to March 31, 2008 and to add a provision allowing either party to terminate the Agreement prior to March 31, 2008 by providing a 30 day written notice.  All other terms and conditions of the Agreement remained the same.

On February 15, 2008, RNS Software provided Regena and its shareholders with written notice of its intent to terminate the Agreement.  All parties agreed to waive the 30 day written notice requirement and terminated the Agreement effective February 15, 2008

Subsequent to the date of this report, the Company filed a 8-K Current Report regarding the entrance into and completion of a certain Majority Stock Purchase Agreement with certain purchasers whereby the Majority Purchasers transferred to Mr. Susin total consideration to purchase an aggregate of 20,000,000 shares. A change of control of the Company has occurred.

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

RNS SOFTWARE, INC.

Date: May 1, 2008

/s/ Livio Susin

Livio Susin

Chief Executive Officer and

Chief Financial Officer