Form 10-Q
period 2008-06-30
HOTGATE TECHNOLOGY, INC.
filed 2008-09-11
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

HOTGATE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)
Room 1602, Aitken Vanson Centre, 61 Hoi Yuen Rd., Kwun Tong, Hong Kong
(Address of Principal Executive Offices)

(852) 2270-0688
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 28, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,435,429

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of June 30, 2008 (unaudited) and December 31, 2007 (audited)

And for the Three and Six Months Ended June 30, 2008 (unaudited), 2007 (unaudited) and

From the period January 6, 2005 (date of inception) through June 30, 2008 (unaudited)

Contents

Balance Sheets, as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Statement of Operations (unaudited) for the Three and Six Months Ended June 30, 2008, 2007 and for the period from January 6, 2005 (date of inception) through June 30, 2008	5
Statement of Cash Flows (unaudited) for the Six Months Ended June 30, 2008, 2007 and for the period from January 6, 2005 (date of inception) through June 30, 2008	6
Notes to the Financial Statements (unaudited)	7

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

Balance Sheets

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Assets

Current Assets
Cash	$665	$61,421
Total Current Assets	665	61,421

Equipment	1,225	1,225
Accumulated Depreciation	(564)	(376)
Equipment, net	661	849

Total Assets	$1,326	$62,270

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable and Accrued Liabilities	$8,159	$7,300
Deposit Received		75,000
Due to Related Party		400
Total Current Liabilities	8,159	82,700

Stockholders' Deficit
Common Stock:
300,000,000 authorized; par $.0001; 65,212,500 issued and outstanding, as of June 30, 2008 and December 31, 2007, with retroactive adjustment for subsequent stock split.	6,521	6,521
Additional Paid-in-Capital	108,979	108,979
Deficit accumulated during development stage	(122,333)	(135,930)
Total Stockholders' Defict	(6,833)	(20,430)

Total Liabilities and Stockholders' Deficit	$1,326	$62,270

The accompanying notes are an integral part of these financial statements

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

Statement of Operations

	The Three Months Ended June 30,		The Six Months Ended June 30,		January 6, 2005 (inception) to June 30, 2008
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Termination Fee	$ -	$-	$-	$-	$-
Total Revenues	-	-		-	-

Expenses
Accounting and Audit	7,500	2,742	13,975	8,909	60,210
Depreciation	94	87	188	167	565
Consulting	-	-	10,000	-	21,490
Impairment Charges	-	-	-	-	12,500
Legal	-	-	33,300	4,625	60,355
Management Fees	400	1,200	1,600	2,400	14,400
Office and General	104	284	142	312	6,408
Transfer and Filing Fees	698	574	1,498	989	11,581
Travel and Promotion		392	700	392	9,824
Total Expenses	8,796	5,279	61,403	17,794	197,333

Operating (Loss) Income	(8,796)	(5,279)	(61,403)	(17,794)	(197,333)

Other Income
Termination Fee	-	-	75,000	-	75,000

Net (Loss) Income	$ (8,796)	$(5,279)	$13,597	$(17,794)	$(122,333)

Basic and diluted loss per share	$ 0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding-basic and diluted	65,212,500	65,212,500	65,212,500	65,212,500

The accompanying notes are an integral part of these financial statements

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

Statement of Cash Flows

	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)	January 6, 2005 (date of inception) to June 30, 2008 (unaudited)

OPERATING ACTIVITIES:
Net Income (Loss)	$13,597	$(17,794)	$(122,333)
Adjustments to reconcile net loss to cash used in and provided by operating activities:
Depreciation	188	167	565
Net Change in Operating Activities:
Accounts Payable and Accrued Liabilities	859	1,539	8,159
Deposit	(75,000)	-	-
Total Adjustments to Net Loss	(73,953)	1,706	8,724
Net cash (used in) operating activities	(60,356)	(16,088)	(113,609)

INVESTING ACTIVITIES:
Purchase of equipment	-	-	(1,226)
Net (used in) Investing Activities	-	-	(1,226)

FINANCING ACTIVITIES:
Advance from Related Party	(400)	-	-
Proceeds from issuance of Common Stock	-	-	115,500
Net Cash Provided By Financing Activities	(400)	-	115,500

Increase (Decrease) in Cash	(60,756)	(16,088)	665

Cash at Beginning	61,421	36,787	-

Cash at Ending	$665	$20,699	$665

The accompanying notes are an integral part of these financial statements

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

Note 1 - Nature of Business and Basis of Presentation

The Company was incorporated in the State of Nevada, United States of America on January 6, 2005 and its fiscal year end is December 31.

The Company is in the development stage, and will be filing an 8-K shortly identifying the current operations of Hotgate Technology, Inc. The Company is an information and communication technology (ICT) applications provider in China and Asia specializing in internet connectivity, internet valued added service and voice services for hospitality industry. The Company provides consultancy, implementation, operating and supporting service for ICT systems such as telephone system, internet system, wireless solutions, online concierge system to hotels. The Company has a track record of providing ICT applications to more than 300 hotels all over China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, Indonesia and USA. The Company also provides Wifi hotspot solutions and technical services to chained cafés, universities and airlines and telecom companies in the region.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and 2007 and for the period January 6, 2005 (date of inception) through June 30, 2008; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008 and 2007 and for the period January 6, 2005 (date of inception) through June 30, 2008, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior reported amounts.  These reclassifications were made for the purpose of comparability to the current information presented and any reclassifications are considered immaterial.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

In management’s opinion, the financial statements have been prepared in accordance with the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of equipment existed as of December 31, 2007.

Technology rights

In accordance with  Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. During 2005 the Company capitalized direct costs incurred in the acquisition of its proprietary application software totaling $12,500. The net book value of capitalized application software is reviewed annually for impairment. Due to the uncertainty of realization the Company wrote off the carrying value of technology rights as at December 31, 2006 resulting in an impairment loss of $12,500.

Shareholder Loans

Shareholder loans consist of amounts advanced from the Company.  These advances are non-interest bearing and payable on demand.   Advances are intended to be temporary; therefore no interest is imputed on the amounts advanced by shareholders.

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

Earnings per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.   For comparative purposes, the weighted average shares were restated from prior periods to reflect subsequent stock splits.

Note 3 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

Note 4 - Equipment

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Equipment – Computer, at cost	$1,225	$1,225
Accumulated Depreciation	(564)	(376)
Equipment, net	$661	$849

Depreciation expense for the three and six month period ended June 30, 2008 and 2007 and for the period January 6, 2005 (date of inception) through June 30, 2008 was $94, $188, and $565, respectively.

Note 5 - Technology rights

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

At December 31, 2006 the Company determined that impairment in the carrying value of capitalized technology rights had occurred and as a result wrote off the carrying value of $12,500 to operations.

Note 6 - Related Party Transactions

The President of the Company provides management services to the Company. The services are valued at $400 per month. Management services were charged to operations during the three and six month period ended June 30, 2008 and 2007 and for the period January 6, 2005 (date of inception) through June 30, 2008 in the amount of $400, $1,600 and $14,400, respectively.  No amounts were due as of June 30, 2008.

The President of the Company provides consulting services to the Company. Consulting services were charged to operations during the three and six month period ended June 30, 2008 and 2007 and for the period January 6, 2005 (date of inception) through June 30, 2008 in the amount of $0, $10,000 and $21,490, respectively.  No amounts were due as of June 30, 2008.

We have limited needs for office space.  Currently maintain a 500 square foot office space provided by Livio Susin, our officer and director, at no cost to us.  We do not have any written agreement regarding our office space.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 7 - Termination Fee

On April 30, 2007, the Company entered into a Securities Exchange Agreement  (“Agreement”) with Regena Therapeutics, Inc., (“Regena”) (a Delaware corporation), the shareholders of Regena, and Livio Susin, pursuant to which the Company would have purchased all the issued and outstanding capital stock of Regena from the Regena Shareholders (the “Acquisition”) in exchange for shares of the Company’s common and preferred stock to be authorized.

This agreement was terminated on February 15, 2008 and nonrefundable deposits (Termination Fee) made by Regena to the Company were recorded as other income in the amount of $75,000.

Note 8 - Capital Stock

The total number of common shares authorized that may be issued by the Company is

300,000,000 shares with a par value of $0.0001 per share, as amended (See subsequent event footnote to these notes to the financial statement)  No other class of shares is authorized.

During the period from January 6, 2005 (inception) to December 31, 2005 the Company issued 62,500,000 shares (as adjusted for the subsequent 1: 2.5 stock split) of common stock for total proceeds of $7,000. During the year ended December 31, 2006, the Company issued 2,712,500 shares (as adjusted for the subsequent 1: 2.5 stock split) of common stock for total proceeds of $108,500.

Through June 30, 2008, the Company has not granted any stock options and accordingly has not recorded any stock-based compensation.

Note 9 – Income Taxes

The Company has not recognized an income tax benefit for its operating start-up losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Note 10 - Going Concern

These financial statements have been prepared on a going concern basis. The Company has negative working capital as of June 30, 2008, and has accumulated a deficit of $122,333 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to develop its current business and to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 11 - Subsequent Event

On July 3, 2008, the Company closed the Agreement for Share Exchange (the “Agreement”) with Hotgate Holding Limited, a British Virgin Island company (“HOTGATE”) and the shareholders of HOTGATE, namely Redtone Telecommunications Sdn Bhd, a Malaysia company, Pang Wee Tak, Alvin James and Michael Yang, individually. The transaction was initially announced in a Form 8-K filed by the Company on May 19, 2008.

All conditions of the Agreement were met prior to closing. These conditions included:

1.

The completion of due diligence;

2.

An increase of the Company’s authorized capital stock to 300,000,000 shares of Common Stock;

3.

The completion a 1:2.5 forward split of the Company’s common stock; and

4.

A name change of the Company to “Hotgate Technology Inc.”

Pursuant to the terms of the Agreement, the Companyy has acquired 100% ownership of HOTGATE. Consideration paid by the Company was a total of 121,108,929 shares (post 1:2.5 forward split) of its common stock (the “Exchange Shares”) in exchange for 100% ownership of HOTGATE.  According to the terms of the Agreement, Redtone Telecommunications Sdn Bhd received 36,332,678 shares of common stock of the Company, Pang Wee Tak received 35,969,351 shares of common stock of the Company, Alvin James received 363,327 shares of common stock of the Company and Michael Yang received 48,443,573 shares of common stock of the Company. The Company now has a total of approximately 186,321,429 shares of its common stock issued and outstanding.

Stockholders’ Equity account balances have been retroactively adjusted to account for the 1:2.5 forward stock split as if it happened on January 6, 2005 (date of inception).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principals (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”).  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

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

6. All intellectual property rights, including the rights to existing trademarks ortrademarks in process or the rights to file trademark applications in all jurisdictions, to the SEOdoctor name and SEO Injector tool name.

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

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for software and other hi-tech solutions.  Our services in the public sector are considerably open to new entry. However, if we fail to quickly expand our market share in the public sector, our financial status could be adversely affected.

We rely on license agreements and other procedures and contractual provisions to protect our business model.  Nonetheless, it may be possible for unauthorized third parties to copy or reverse engineer our business model or otherwise obtain and use information that we regard as proprietary.

Operating Results for Three and Six Months Ended June 30, 2008 Compared To June 30, 2007 (Unaudited)

Our expenses were $8,796 and $61,403 for the three and six months ended June 30, 2008 compared to $5,279 and $17,794 for the same periods in 2007.  The higher expenses for the three and six months ended June 30, 2008 were due to increased legal bills incurred during our negotiations with potential business merger partners.  From inception to June 30, 2008 our expenses were $197,333. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel and periodic reports required to be filed with the Securities and Exchange Commission. We also recorded other income of $75,000 for nonrefundable extension fees (Termination Fee) related to the cancellation of the Regena agreement. As a result, we have reported a net loss of $8,796 and net income of $13,597 for the three and six months ended June 30, 2008, respectively, compared with net losses of $5,279 and $17,794 for the same periods in 2007.

Liquidity and Capital Resources

At June 30, 2008, we had total assets of $1,326. Current assets consisted of $665 in cash and $661 in equipment, net of accumulated depreciation in the amount of $564. Total current liabilities at June 30, 2008 consisted of $8,159 in accounts payable and accrued liabilities. We do not anticipate any capital expenditures in the next twelve months.

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

The President of the Company provides management services to the Company commencing May,2005. The services are valued at $400 per month. During the six-month period ended June 30, 2008 management services of $1,600 were charged to operations. We have paid management services to Mr. Livio Susin from the working capital proceeds from our offering.

Cash Flow for the Six Months ended June 30, 2008 compared to June 30, 2007 (Unaudited)

Operating Activities.  For the periods ended June 30, 2008 and 2007, our operating activities used $60,356 and $16,088 respectively. Cash used in the period ended June 30, 2008 was mainly due to the decrease in nonrefundable deposits.

Investing Activities.  For the period ended June 30, 2008, we had no investing activities.

Financing Activities. Net cash used in financing activities in the period ended June 30, 2008 was $400.  There were no cash used in financing activities in the period ended June 30, 2007.   These resulted from temporary borrowings and advances from shareholders.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On July 3, 2008, the Company closed the Agreement for Share Exchange (the “Agreement”) with Hotgate Holding Limited, a British Virgin Island company (“HOTGATE”) and the shareholders of HOTGATE, namely Redtone Telecommunications Sdn Bhd, a Malaysia company, Pang Wee Tak, Alvin James and Michael Yang, individually. The transaction was initially announced in a Form 8-K filed by the Company on May 19, 2008.

All conditions of the Agreement were met prior to Closing. These conditions included:

1.

The completion of due diligence;

2.

An increase of the Company’s authorized capital stock to 300,000,000 shares of Common Stock;

3.

The completion a 1:2.5 forward split of the Company’s common stock; and

4.

A name change of the Company to “Hotgate Technology Inc.”

Pursuant to the terms of the Agreement, the Company has acquired 100% ownership of HOTGATE. Consideration paid by the Company was a total of 121,108,929 shares (post 1:2.5 forward split) of its common stock (the “Exchange Shares”) in exchange for 100% ownership of HOTGATE.  According to the terms of the Agreement, Redtone Telecommunications Sdn Bhd received 36,332,678 shares of common stock of the Company, Pang Wee Tak received 35,969,351 shares of common stock of the Company, Alvin James received 363,327 shares of common stock of the Company and Michael Yang received 48,443,573 shares of common stock of the Company. The Company now has a total of approximately 186,321,429 shares of its common stock issued and outstanding.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the year. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recent pronouncements have been addressed in the footnotes to the unaudited financial statements.

Critical Accounting Policies

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Total Proceeds	$ 108,500
Less Offering Expenses	22,215
Pay off notes	33,161
Settle accounts payable	8,232
Software development	1,220
Working capital	36,915

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending June 30, 2008 that was not reported in a current report on Form 8-K.

ITEM 5.  OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 6.  EXHIBITS

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*		Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTGATE TECHNOLOGY, INC.

Dated: September 11, 2008	/s/ Wee Tak Pang
Wee Tak Pang
Chairman and Chief Executive Officer

Dated: September 11, 2008	/s/ Wee Tak Pang
Wee Tak Pang
Chief Financial Officer