Form 10-Q
period 2008-08-31
HOTGATE TECHNOLOGY, INC.
filed 2008-10-16
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,560,429

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of Quarter Ended August 31, 2008 (unaudited)

Contents

Balance Sheet as of August 31, 2008 (unaudited)	4
Statement of Operations (unaudited) for the Three Months Ended August 31, 2008, 2007	5
Statement of Cash Flows (unaudited) for the Three Months Ended August 31, 2008, 2007	8
Notes to the Financial Statements (unaudited)	7

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

August 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$212,894
Accounts receivable	327,371
Inventories	55,866
Deposit, prepayment and other receivables	16,925
Total current assets	613,056

PLANT & EQUIPMENT
At cost:
Computer equipment	46,986
Furniture, fixtures and equipment	35,655
Leasehold improvement	35,988
Less: Accumulated depreciation
Computer equipment	(20,471)
Furniture, fixtures and equipment	(9,896)
Leasehold improvement	(11,293)
Total plant & equipment	76,969

INTANGIBLE ASSETS, net of accumulated amortization	59,211

TOTAL ASSETS	$749,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$72,194
Accrued liabilities and other payables	133,630
Due to a minority shareholder	1,236,029
Total current liabilities	1,441,853

TOTAL LIABILITIES	1,441,853
STOCKHOLDERS’ DEFICIT
Common stock, 0.0001par value, 300,000,000 shares authorized; 186,455,429 shares issued and outstanding as of August 31, 2008	18,645
Additional paid in capital	277,097
Accumulated deficit	(986,824)
Accumulated other comprehensive loss	(1,535)
TOTAL STOCKHOLDERS’ DEFICIT	(692,617)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$749,236

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months ended August 31,
	2008	2007
Revenue	$218,913	$1,312,271

Cost of goods sold	44,168	1,213,083

Gross profit	174,745	99,188

General and administrative expenses	412,700	55,020

Net (loss) profit from operations	(237,955)	44,168

Other Income (Expense)
Other income	-	1,509
Interest received	614	4,785
Interest expense
Total Other Income (Expense)	614	6,294

Net (loss) profits before provision for income taxes	(237,341)	50,462

Provision for income taxes	(12,730)	-

Net (loss) profits	(250,071)	50,462

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,535)	-

Total Other Comprehensive Income (Loss)	(1,535)	-

Comprehensive (loss) income	$(251,606)	$50,462

Net (loss) income per share, basic & diluted	$(0.0013)	$0.0004

Weighted average number of shares	186,321,429	121,108,929

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the three months ended August 31,
	2008	2007
Cash flow from operating activities
Net (loss) profit	$(250,071)	$50,462
Adjustments for:
Amortization	1,585	-
Depreciation	3,929	189
Operating (loss) profit before changes in working capital	(244,557)	50,651
Increase in inventories	(5,074)	(10,560)
Increase in trade receivables	(59,921)	(1,065,953)
Decrease in deposits, prepayments and other receivables	54,667	295
Decrease in amount due from a minority shareholder	(1,760)	(1,526,959)
Increase in trade payables	38,911	2,237,335
Increase (decrease) in other payables and accruals	58,092	(33,397)
Net cash outflow from operating activities	(159,642)	(348,588)

Investing activities
Purchase of property, plant and equipment	(73,036)	-
Net cash outflow from investing activities	(73,036)	-

Financing activities
Issuance of shares	171,000	-
Net Cash outflow from financing activities	171,000	-

Net decrease in cash and cash equivalents	(61,678)	(348,588)

Effect of foreign exchange rate changes	(1,451)	-

Cash and cash equivalents at beginning of period	276,023	623,308

Cash and cash equivalents at end of period	$212,894	$274,720

Analysis of cash and cash equivalents
Cash and cash equivalents	$212,894	$274,720

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Hotgate Technology, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. See “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Economic and Political Risk

The Company’s major operations are conducted in Hong Kong, Malaysia and the PRC. Accordingly, the political, economic, and legal environments in Hong Kong, Malaysia and the PRC, as well as the general state of the economy of Hong Kong, Malaysia and the PRC may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong, Malaysia and the PRC are subject to considerations and significant risks typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(c)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the three month periods ended August 31, 2008 and 2007 were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the three months period ended August 31, 2008.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

(d)

Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value.  Inventory costs are calculated using a weighted average method of accounting.

(e)

Property, Plant and Equipment

Property, Plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized.  The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

(f)

Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes.  Plant and equipment are depreciated over the following estimated useful lives:

Leasehold improvements

Over the shorter of the lease terms or 5 years

Computer hardware and software

5 to 10 years

Furniture, fixtures and equipment

10 years

The depreciation expense for the three month periods ended August 31, 2008 and 2007 amounted to $3,929 and $189, respectively.

(g)

Intangible Assets

The Company acquired certain intangible assets which comprised of voice mail system software through Hotgate VMS Technology Limited (“Hotgate Hong Kong”) in May 2008.  The Company also acquired certain intangible assets through the acquisition of Hotgate Technology Sdn. Bhd. (“Hotgate Malaysia”) in May 2008.  These intangible assets consisted of customer lists and relationships.  Both voice mail system software and customer lists and relationships are subject to amortization over their respective economic useful life and are reviewed for impairment if the carrying amount of these intangible assets are not recoverable and their carrying amount exceeds their fair market value.  After an impairment loss is recognized, the adjusted carrying amount of the intangible assets shall be their new accounting basis.

The estimation of the useful life of the voice mail system software and customer lists and relationships will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate.

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

10 years

Customer lists and relationships

5  years

The amortization expenses for the three month periods ended August 31, 2008 and 2007 amounted to $1,585 and $nil, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

(h)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the three months period ended August 31, 2008.

(i)    Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes.  The Company allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(j)    Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term.  It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value.  Accordingly, no computation or adjustment to fair value has been determined.

(k)    Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers.  Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of August 31, 2008, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

(m)

Retirement Benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme.  Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme.  The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

(n)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(o)    Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currency of the Company is the Hong Kong dollar (HK$). Capital accounts of the financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	August 31, 2008	August 31, 2007

Period end RM : US$ exchange rate	0.2947	0.2855
Average three months end RM : US$ exchange rate	0.3053	0.2899
Period end RMB : US$ exchange rate	0.1463	0.1325
Average three months end RMB : US$ exchange rate	0.1458	0.1320
Period end HK$ : US$ exchange rate	0.1281	0.1283
Average three months end HK$ : US$ exchange rate	0.1281	0.1279

(p) Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

August 31, 2008
(Unaudited)

Accounts receivable	$327,371
Less: Allowance for doubtful accounts	-

Accounts receivable, net	$327,371

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales.  The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 – INVENTORIES

Inventories consisting of goods for resale are stated at the lower of weighted average cost or net realizable value.

NOTE 6 – DEPOSIT, PREPAYMENT AND OTHER RECEIVABLES

Deposits consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as deposits, prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Deposits, prepayment and other receivables as of August 31, 2008 were summarized as follows:

August 31, 2008
(Unaudited)

Rental and utility deposit	$7,602
Prepayment	9,323
Other receivables	-

Total	$16,925

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of August 31, 2008 are summarized as follows:

		August 31, 2008
		(Unaudited)

At cost:	$
Computer hardware and software		46,986
Furniture, fixtures and equipment		35,655
Leasehold improvement		35,988
		118,629

Less: Accumulated depreciation
Computer hardware and software		(20,471)
Furniture, fixtures and equipment		(9,896)
Leasehold improvement		(11,293)
		(41,660)

Plant and equipment , net		$76,969

Depreciation expenses for the three month periods ended August 31, 2008 and 2007 were $3,929 and $189, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expenses charged to net income from operations for the three month periods ended August 31, 2008 and 2007 amounted to $1,585 and  $nil, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the periods ended August 31, 2008 and August 31, 2007 were as follows:

	Place of incorporation	2008	2007

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	17.5%
Beijing Hotgate Technology Limited	PRC	25.0%	N/A

	For the period ended August 31,
	2008	2007

Computed “expected” tax expense	$12,730	$-
Permanent expenses	-	-
Income tax expense	$12,730	$-

The provisions for income taxes for the three months periods ended August 31, 2008 and 2007 are summarized as follows:

	For the three month periods ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)

Current	$12,730	$-
Deferred	-	-

TOTAL	$12,730	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

NOTE 10 – RELATED PARTY TRANSACTIONS

(a)

Amount due to related parties

Due to related company consists of advances from Redtone Telecommunications Sdn. Bhd. (“Redtone”) and payments on behalf of the Company by Redtone.  Redtone is a minority shareholder of the Company.

(b)

Sales to and purchases from related parties

During the three month periods ended August 31, 2008 and 2007, the Company had the following related party transactions:

	For the three month periods ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)

Sales to Redtone	$-	$1,140,049

Purchases from Redtone	$-	$1,174,132
Management fee paid to Redtone	-	5,430
TOTAL	$-	$1,179,562

NOTE 11 – COMMON STOCK

As of August 31, 2008, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of August 31, 2008, the Company has a total of 186,455,429 shares of common stock issued and outstanding.

On July 3, 2008, the Company entered into and closed an Agreement for Share Exchange with Hotgate Holdings Limited, a British Virgin Islands incorporated company, Michael Yang Chee Hong, REDtone Telecommunications Sdn. Bhd., Pang Wee Tak and Alvin James, the owners and shareholders of Hotgate Holdings Limited.  The Company acquired 100% ownership of Hotgate Holdings Limited at a consideration of 121,108,929 shares of its common stock.

During the three months period ended, the Company has further issued 134,000 shares of common stock at a total consideration of $171,000.

Immediately following the Share Exchange and the issuance of new shares, the Company has a total of 186,455,429 shares of common stock issued and outstanding.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Contingencies

As of August 31, 2008 and 2007, one of the three subsidiaries of the Company, Hotgate Hong Kong had arranged a non-cancelable operating lease with a third party for its office premise.  The expected annual lease payments under these operating leases are as follows:

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

Operating lease commitments

As of August 31, 2008, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong and Beijing.  The expected annual lease payments under this operating lease were as follows:

As of August 31, 2008

For the year ended May 31,
2009	9,713
2010	-

TOTAL	$9,713

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $986,824, a working capital deficiency of $841,900, and a net loss of $250,071 for the three month period ended August 31, 2008.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Hotgate believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of HTGT and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-Q to “HTGT,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Hotgate Technology, a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “RM” are to Malaysian Ringgit; (vi) “Securities Act” are to the Securities Act of 1933, as amended; and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

We are an information and communication technology (ICT) application provider in China and Asia specializing in internet connectivity, internet value-added services and voice services for the hospitality industry. We provide consulting, implementation, operating and support services for ICT systems such as telephone systems, internet systems, wireless solutions, and online concierge systems to hotels. We have provided ICT applications to more than 300 hotels throughout China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, Indonesia and the United States. We also provide Wi-Fi hotspot solutions and technical services to cafés, universities, airlines and telecommunications companies in the region. Currently, we have offices located in Hong Kong, Beijing, China and Puchong, Malaysia.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended August 31, 2008 as Compared to Three Months Ended August 31, 2007

The following table summarizes the results of our operations during the three months periods ended August 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended August 31, 2007 to the three months period ended August 31, 2008.

	Three months ended August 31,
	2008	2007	Increase /(Decrease)
				%
Revenue	$ 218,913	$ 1,312,271	$(1,093,358)	(83%)
Cost of goods sold	44,168	1,213,083	(1,168,915)	(96%)
Gross profit	174,745	99,188	75,557	76%
General and administrative expenses	412,700	55,020	357,680	650%
Net (loss) profit from operations	(237,955)	44,168	(282,123)	(639%)
Other income	-	1,509	(1,509)	-
Interest received	614	4,785	(4,171)	(87%)
Total Other Income (Expense)	614	6,294	(5,680)	(90%)
Net (loss) profits before provision for income taxes	(237,341)	50,462	(287,803)	(570%)
Provision for income taxes	12,730	-	12,730	-
Net (loss) profits	(250,071)	50,462	(300,533)	(596%)

Revenues

Sales revenue decreased from $1,312,271 for the three months period ended August 31, 2007 to $218,913 for the same period of 2008, a decrease of 1,093,358 or 83% and was incurred by the Company’s 100%-owned subsidiary, Hotgate VMS Technology Ltd (“VMS”).  VMS was principally involved in providing computer telephony system and provision of wholesale telecommunication services.

The decrease in revenue was mainly due to the management’s business strategy to realign in the business of computer telephony system with the present hotel ICT business and no longer continue its presence in the Pakistan market.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended August 31, 2008 was $ 44,168, a decrease of $1,168,915 or 96% as compared to $1,213,083 of the same period in 2007. The decrease of cost of good was mainly due to the above mentioned business strategy in realignment of the business in computer telephony system with the present hotel ICT business and no longer continue its presence in the Pakistan market.

Our gross profit increased $75,557, or 76%, to $174,745 for the quarter ended August 31, 2008 from $ 99,188 during the same period in 2007. Gross profit as a percentage of revenue was 80% for the quarter ended August 31, 2008, an increase of 72.5% from 7.5% during the same period in 2007. Such increase was mainly due to the above mentioned business strategy in realignment of the business in computer telephony system with the present hotel ICT business and no longer continue its presence in the Pakistan market.

General and Administrative

General and administrative expenses increased from $55,020 for the three months period ended August 31, 2007 to $412,700 for the same period of 2008, or an increase of $357,680.

The increase in general and administrative expenses in the quarter ended August 31, 2008 compared to that of the same period of 2007 and was primarily due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which has incurred more legal and professional cost.

Income before income tax and income taxes expenses

Loss before income tax was $237,341for the quarter ended August, 2008 compared to an income before tax of $50,462 for the same period of 2007, representing a decrease of $282,123. The decrease income before income tax was mainly due to the increase in staff cost, travelling and entertainment and listing obligations which has incurred more legal and professional cost due to expansion of operation in China and Malaysia.

Provision for taxes

Provision for taxation for the three months period ended August 31, 2008 was $12,730, compared to nil provision for the three months period ended August 31, 2007. The provision for taxation was incurred by a profit making subsidiary within the Group.

Net income

Net Loss for the quarter ended August 31, 2008 was $250,071, representing a decrease of $300,533 from Net Profit of $50,462 for the same period in 2007. The decrease was mainly due to the increase in general and administrative expenses in the quarter ended August 31, 2008 compared to that of the same period of 2007 and was primarily due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which incurred more legal and professional cost.

Liquidity and Capital Resources

Cash

Our cash balance at August 31, 2008, was $212,894, representing a decrease of $1,929,924 compared with our cash balance of $2,142,818 at August 31, 2007.

Cash Flow

	Three months ended August 31
	2008	2007
Net cash used from operating activities	$(159,642)	$(348,588)
Net cash used in investing activities	$(73,036)	$0
Net cash provided by financing activities	$171,000	$0
Net (decrease) / increase in cash	$(61,678)	$(348,588)

Cash outflows from operations during the three months ended August 31, 2008 amounted to $159,642 as compared to net cash outflows from operations of $348,588 in the same period of 2007.

Our cash outflows in investing activities during the three months ended August 31, 2008 amounted to $73,036 as compared to no investing activities in the same period of 2007. The increase in the investing activities is due primarily to the expansion in the hotel ICT business where office renovation for new offices in China and Malaysia was incurred, purchased of furniture and fittings, new notebooks and computers for new staff in the new offices of China and Malaysia.

Our cash inflows for financing activities amounted to $171,000 for the three months ended August 31, 2008 as compared to no financing activities in the same period last year.  During the three months period ended August 31, 2008, the Company has further issued 134,000 shares of common stock at a total consideration of $171,000.

Working Capital

Our working capital was a deficit of $828,797 at August 31, 2008.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.   From time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in Chinese Renminbi (“RMB”), Malaysian Ringgit (“RM”) and Hong Kong Dollar (“HK$”) could adversely affect our financial results. During the period ended August 31, 2008, majority of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB, RM and HK$. Our principal exchange rate risk therefore exists between the U.S. dollar and these currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

The Company's revenues and its expenses are denominated in RMB, RM and HK$. The value of these foreign currency-to-U.S. dollars may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. The Company's business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

2. The Company's revenue is deriving from China, Malaysia and Hong Kong. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3. If the Company is unable to derive any revenues from these countries, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15e under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes - Oxley Act 404 compliance

The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Pursuant to the terms of the Agreement, RNS has acquired 100% ownership of HOTGATE.  Consideration paid by the Company was a total of 121,108,929 shares of its common stock (the “Exchange Shares”) in exchange for 100% ownership of HOTGATE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

Change of Authorized Share of Capital Stock

On May 23, 2008, the Company amended its Articles of Incorporation to increase its authorized shares of the capital stock of the Company to 300,000,000 shares, of which 300,000,000 shares were to be designated as Common Stock.

Name Change

On May 23, 2008, the Company amended its Articles of Incorporation to change its name to Hotgate Technology, Inc.

Forward Split of Common Stock

On June 9, 2008, the Company effected a 2.5 for one forward split of all shares of the Company’s common stock (the “Forward Split”). The Forward Split was approved by the Board of Directors of the Company and by the written majority consent of shareholders collectively entitled to vote.

ITEM 6 - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2008	Hotgate Technology, Inc.

	By:	/s/ Wee Tak Pang
Name: Pang, Wee Tak
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)