Form 10-Q
period 2008-11-30
HOTGATE TECHNOLOGY, INC.
filed 2009-01-16
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

HOTGATE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

Room 1602, Aitken Vanson Centre, 61 Hoi Yuen Rd., Kwun Tong, Hong Ko ng
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,649,199

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of Quarter Ended November 30, 2008 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of November 30, 2008 (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited) for the Three and Six Months Ended November 30, 2008 and 2007	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended November 30, 2008 and 2007	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	November 30,	May 31,
	2008	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$158,743	$276,023
Accounts receivable	274,825	267,450
Inventories	36,603	50,792
Deposit, prepayment and other receivables	48,783	71,592
Total current assets	518,954	665,857

PLANT & EQUIPMENT
At cost:
Computer equipment	55,225	23,002
IT equipment	66,846	-
Furniture, fixtures and equipment	33,936	11,100
Leasehold improvement	36,748	10,649
Less: Accumulated depreciation
Computer equipment	(22,230)	(18,844)
IT equipment	(1,132)	-
Furniture, fixtures and equipment	(9,441)	(7,396)
Leasehold improvement	(12,437)	(10,649)
Total plant & equipment	147,515	7,862

INTANGIBLE ASSETS, net of accumulated amortization	62,119	60,880

TOTAL ASSETS	$728,588	$734,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$73,176	33,283
Accrued liabilities and other payables	176,621	75,538
Due to a minority shareholder	1,237,689	1,237,789
Total current liabilities	1,487,486	1,346,610

TOTAL LIABILITIES	1,487,486	1,346,610

STOCKHOLDERS’ DEFICIT
Common stock, 0.0001par value, 300,000,000 shares
authorized; 186,649,199 shares issued and outstanding
as of November 30, 2008	18,665	18,632
Additional paid in capital	530,232	106,110
Accumulated deficit	(1,316,609)	(736,753)
Accumulated other comprehensive income	8,814	-

TOTAL STOCKHOLDERS’ DEFICIT	(758,898)	(612,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$728,588	$734,599

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2008	2007	2008	2007
Revenue	$174,312	$114,737	$393,225	$286,959

Cost of goods sold	55,099	49,336	99,267	88,287

Gross profit	119,213	65,401	293,958	198,672

General and administrative expenses	441,948	29,011	854,648	116,031

Net (loss) profit from operations	(322,735)	36,390	(560,690)	82,641

Other Income (Expense)
Income on long distance calling services	-	5,372	-	3,289
Other income (expense)	641	(1,457)	641	52
Interest received	135	-	749	4,785
Interest expense	-	-	-	-
Total Other Income (Expense)	776	3,915	1,390	8,126

Net (loss) profits before provision for income taxes	(321,959)	40,305	(559,300)	90,767

Provision for income taxes	(7,826)	-	(20,556)	-

Net (loss) profits	(329,785)	40,305	(579,856)	90,767

Other Comprehensive Income
Foreign currency translation adjustment	10,349	-	8,814	-

Total Other Comprehensive Income	10,349	-	8,814	-

Comprehensive (loss) income	$(319,436)	$40,305	$(571,042)	$90,767

Net (loss) income per share, basic & diluted	$(0.0018)	$0.0003	$(0.0031)	$0.0007

Weighted average number of shares	186,575,691	121,108,929	186,493,111	121,108,929

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the six months ended November 30,
	2008	2007
Cash flow from operating activities
Net (loss) profit	$(579,856)	$90,767
Adjustments for:
Amortization	6,823	-
Depreciation	7,673	396
Operating (loss) profit before changes in working capital	(565,360)	91,163
Increase in inventories	14,189	(19,470)
Increase in trade receivables	(7,375)	(1,653,446)
Decrease in deposits, prepayments and other receivables	22,808	236
Increase in trade payables	39,893	3,009,924
Increase (decrease) in other payables and accruals	101,084	(285,818)
Increase in amount due to minority shareholder	(100)	(1,400,287)
Net cash outflow from operating activities	(394,861)	(257,698)

Investing activities
Purchase of property, plant and equipment	(147,876)	(732)
Purchase of intangible assets	(8,062)	-
Net cash outflow from investing activities	(155,938)	(732)

Financing activities
Issuance of shares	424,155	-
Net cash inflow from financing activities	424,155	-

Net decrease in cash and cash equivalents	(126,644)	(258,430)

Effect of foreign exchange rate changes	9,364	-

Cash and cash equivalents at beginning of period	276,023	623,308

Cash and cash equivalents at end of period	$158,743	$364,878

Analysis of cash and cash equivalents
Cash and cash equivalents	$158,743	$364,878

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

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

(c)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the six month periods ended November 30, 2008 and 2007 were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the six months period ended November 30, 2008.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

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

Leasehold improvements

Over the shorter of the lease terms or 5 years

Computer hardware and software

5 to 10 years

IT equipment

5 years

Furniture, fixtures and equipment               10 years

The depreciation expense for the six month periods ended November 30, 2008 and 2007 amounted to $7,673 and $396, respectively.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

5.5 years

Customer lists and relationships

5 years

The amortization expenses for the six month periods ended November 30, 2008 and 2007 amounted to $6,823 and $nil, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

(h)   Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the six months period ended November 30, 2008.

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

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of November 30, 2008, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

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

	November 30, 2008	November 30, 2007

Period end RM : US$ exchange rate	0.2758	N/A
Average six months end RM : US$ exchange rate	0.2924	N/A
Period end RMB : US$ exchange rate	0.1458	N/A
Average six months end RMB : US$ exchange rate	0.1451	N/A
Period end HK$ : US$ exchange rate	0.1282	0.1282
Average six months end HK$ : US$ exchange rate	0.1282	0.1282

(p)   Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	November 30, 2008	May 31, 2008
	(Unaudited)	(Unaudited)

Accounts receivable	$274,825	$267,450
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$274,825	$267,450

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

Deposits, prepayment and other receivables as of November 30, 2008 were summarized as follows:

	November 30, 2008	May 31, 2008
	(Unaudited)	(Unaudited)
Rental and utility deposit	$14,730	$6,204
Prepayment	7,314	3,430
Other receivables	26,739	61,958

Total	$48,783	$71,592

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of November 30, 2008 are summarized as follows:

		November 30, 2008		May 31, 2008
		(Unaudited)		(Unaudited)

At cost:	$		$
Computer hardware and software		55,225		23,002
IT equipment		66,846		-
Furniture, fixtures and equipment		33,936		11,100
Leasehold improvement		36,748		10,649
		192,755		44,751

Less: Accumulated depreciation	$		$
Computer hardware and software		(22,230)		(18,844)
IT equipment		(1,132)		-
Furniture, fixtures and equipment		(9,441)		(7,396)
Leasehold improvement		(12,437)		(10,649)
		(45,240)		(36,889)

Plant and equipment , net		$147,515		$7,862

Depreciation expenses for the six month periods ended November 30, 2008 and 2007 were $7,673 and $396, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expenses charged to net income from operations for the six month periods ended November 30, 2008 and 2007 amounted to $6,823 and $nil, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the six months periods ended November 30, 2008 and November 30, 2007 were as follows:

	Place of incorporation	2008	2007

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	17.5%
Beijing Hotgate Technology Limited	PRC	25.0%	N/A

	For the six months periods ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” tax expense	$20,556	$-
Permanent expenses	-	-
Income tax expense	$20,556	$-

The provisions for income taxes for the six months periods ended November 30, 2008 and 2007 are summarized as follows:

	For the six month periods ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)

Current	$20,556	$-
Deferred	-	-

TOTAL	$20,556	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

NOTE 10 – RELATED PARTY TRANSACTIONS

(a)

  Amount due to related parties

Due to related company consists of advances from Redtone Telecommunications Sdn. Bhd. (“Redtone”) and payments on behalf of the Company by Redtone.  Redtone is a minority shareholder of the Company.

(b)

  Transactions with related parties

During the six month periods ended November 30, 2008 and 2007, the Company had the following related party transactions:

	For the six month periods ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Income on long distance calling services carried out through Redtone	$-	$3,289

Consultancy fee paid to Redtone	$-	$10,860

NOTE 11 – COMMON STOCK

As of November 30, 2008, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of November 30, 2008, the Company has a total of 186,649,199 shares of common stock issued and outstanding.

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

During the six months period ended November 30, 2008, the Company has further issued 327,770 shares of common stock at a total consideration of $424,155.

Immediately following the Share Exchange and the issuance of new shares, the Company has a total of 186,649,199 shares of common stock issued and outstanding.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Contingencies

As of November 30, 2008 and 2007, two of the three subsidiaries of the Company, Hotgate Hong Kong had arranged a non-cancelable operating lease with a third party for its office premise.  The expected annual lease payments under these operating leases are as follows:

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2008

(Continued)

Operating lease commitments

As of November 30, 2008, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong and Beijing.  The expected annual lease payments under this operating lease were as follows:

As of November 30, 2008

For the year ended May 31,
2009	12,341
2010	-

TOTAL	$12,341

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,316,609, a working capital deficiency of $968,532, and a net loss of $579,856 for the six month periods ended November 30, 2008.

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

Results of Operations

Three and Six Months Ended November 30, 2008 as Compared to Three and Six Months Ended November 30, 2007

The following table summarizes the results of our operations during the Three and Six months periods ended November 30, 2008 and 2007, and provides information regarding the percentage change from the Three and Six months period ended November 30, 2007 to the Three and Six months period ended November 30, 2008.

	Three months ended November 30,			Six months ended November 30,
	2008	2007	Percentage change	2008	2007	Percentage change

Revenue	$174,312	$114,737	52%	$393,225	$286,959	37%
Cost of goods sold	55,099	49,336	12%	99,267	88,287	12%
Gross profit	119,213	65,401	82%	293,958	198,672	48%
General and administrative expenses	441,948	29,011	1423%	854,648	116,031	637%
Net (loss) profit from operations	(322,735)	36,390	(987%)	(560,690)	82,641	(778%)
Other income	776	3,915	(80%)	1,390	8,126	(83%)
Net (loss) profits before provision for income taxes	(321,959)	40,305	(899%)	(559,300)	90,767	(716%)
Provision for income taxes	7,826	-		20,556	-
Net (loss) profits	(329,785)	40,305	(918%)	(579,856)	90,767	(739%)

Revenues

Sales revenue increased for the Three and Six months period ended November 30, 2008 as compared to the same period in Year 2007.  The increased in sales was primarily driven by Hotgate VMS Technology Ltd, a 100% owned subsidiary of the Group.

Cost of goods sold and gross profit

Cost of goods sold for the Three and Six months period ended November 30, 2008 has increased corresponding to the increase in sales activity contributed by Hotgate VMS Technology Limited for the same period under review.

Our gross profit has improved from the three and six months period ended November 30, 2007 to the same period in 2008.

General and administrative expenses

The increase in the general and administrative expenses for the three and six months period ended November, 2008 as compared to the same three and six months period in 2007 was primarily due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which has incurred more legal and professional cost.

(Loss) Income before income tax

Loss before income tax has increased for the three and six months ended November, 2008 as compared to an income before tax for the same period of 2007.  The increased in losses was mainly due to the increase in staff cost, travelling and entertainment and listing obligations which has incurred more legal and professional cost due to expansion of operation in China and Malaysia.

Provision for taxes

Provision for taxation for the Three and Six months period ended November 30, 2008 was $20,556 compared to nil provision for the Three and Six months period ended November 30, 2007. The provision for taxation was incurred by a profit making subsidiary within the Group.

Net Loss before income tax

For the period under review, due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and sales entertainment and the listing obligation which incurred more legal and professional cost, as a result, the net loss has increased in three and six months period ended November 30, 2008 as compared to the same period in 2007.

Liquidity and Capital Resources

Cash

Our cash balance at November 30, 2008, was $158,743, representing a decrease of $206,135 compared with our cash balance of $364,878 at November 30, 2007.

Cash Flow

	Six months ended November 30,
	2008	2007	Percentage change

Net cash used from operating activities	$(394,861)	$(257,698)	53%
Net cash used in investing activities	(155,938)	(732)	21203%
Net cash provided by financing activities	424,155	-	- %
Net decrease in cash	(126,644)	(258,430)	(51%)

Cash outflows from operations during the Six months ended November 30, 2008 amounted to $394,861 as compared to net cash outflows from operations of $257,698 in the same period of 2007.

Our cash outflows in investing activities during the Six months ended November 30, 2008 amounted to $155,938 as compared to $732 in the same period of 2007. The increase in the investing activities is due primarily to the expansion in the hotel ICT business where office renovation for new offices in China and Malaysia was incurred, purchased of furniture and fittings, new notebooks and computers for new staff in the new offices of China and Malaysia, increase in staff force for both countries, and increase in the legal and professional expenses due to the listing obligations.

Our cash inflows for financing activities amounted to $424,155 for the Six months ended November 30, 2008 as compared to no financing activities in the same period last year.  During the Six months period ended November 30, 2008, the Company has further issued 193,770 shares of common stock at a total consideration of $253,155.

Working Capital

Our working capital was a deficit of $968,532 at November 30, 2008.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.   From time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in Chinese Renminbi (“RMB”), Malaysian Ringgit (“RM”) and Hong Kong Dollar (“HK$”) could adversely affect our financial results. During the period ended November 30, 2008, majority of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB, RM and HK$. Our principal exchange rate risk therefore exists between the U.S. dollar and these currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of November 30, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of November 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in internal controls

There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2008.

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

Dated: January 16, 2009	Hotgate Technology, Inc.

	By:	/s/ Wee Tak Pang
Name: Pang, Wee Tak
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)