Form 10-Q/A
period 2008-08-31
HOTGATE TECHNOLOGY, INC.
filed 2009-01-20
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,560,429

Transitional Small Business Disclosure Format (check one):   Yes  ☐        No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of Quarter Ended August 31, 2008 (unaudited)

Contents

Balance Sheet as of August 31, 2008 (unaudited)	3
Statement of Operations (unaudited) for the Three Months Ended August 31, 2008, 2007	4
Statement of Cash Flows (unaudited) for the Three Months Ended August 31, 2008, 2007	5
Notes to the Financial Statements (unaudited)	6

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	August 31, 2008	May 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$212,894	$276,023
Accounts receivable	327,371	267,450
Inventories	55,866	50,792
Deposit, prepayment and other receivables	16,925	71,592
Total current assets	613,056	665,857

PLANT & EQUIPMENT
At cost:
Computer equipment	46,986	23,002
Furniture, fixtures and equipment	35,655	11,100
Leasehold improvement	35,988	10,649
Less: Accumulated depreciation
Computer equipment	(20,471)	(18,844)
Furniture, fixtures and equipment	(9,896)	(7,396)
Leasehold improvement	(11,293)	(10,649)
Total plant & equipment	76,969	7,862

INTANGIBLE ASSETS, net of accumulated amortization	59,211	60,880

TOTAL ASSETS	$749,236	$734,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$72,194	$33,283
Accrued liabilities and other payables	133,630	75,538
Due to a minority shareholder	1,236,029	1,237,789
Total current liabilities	1,441,853	1,346,610

TOTAL LIABILITIES	1,441,853	1,346,610

STOCKHOLDERS’ DEFICIT
Common stock, 0.0001par value, 300,000,000 shares authorized; 186,455,429
shares issued and outstanding as of August 31, 2008	18,645	18,632
Additional paid in capital	277,097	106,110
Accumulated deficit	(986,824)	(736,753)
Accumulated other comprehensive loss	(1,535)	-
TOTAL STOCKHOLDERS’ DEFICIT	(692,617)	(612,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$749,236	$734,599

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(RESTATED)

	For the three months ended ,
	August 31
	2008	2007

Revenue	$218,913	$172,222

Cost of goods sold	44,168	38,951

Gross profit	174,745	133,271

General and administrative expenses	412,700	87,020

Net (loss) profit from operations	(237,955)	46,251

Other Income (Expense)
Loss on long distance calling services	-	(2,083)
Other income	-	1,509
Interest received	614	4,785
Interest expense	-	-
Total Other Income (Expense)	614	4,211

Net (loss) profits before provision for income taxes	(237,341)	50,462

Provision for income taxes	(12,730)	-

Net (loss) profits	(250,071)	50,462

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,535)	-

Total Other Comprehensive Income (Loss)	(1,535)	-

Comprehensive (loss) income	$(251,606)	$50,462

Net (loss) income per share, basic & diluted	$(0.0013)	$0.0004

Weighted average number of shares	186,321,429	121,108,929

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

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2008

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the periods ended August 31, 2008 and August 31, 2007 were as follows:

	Place of incorporation	2008	2007

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	17.5%
Beijing Hotgate Technology Limited	PRC	25.0%	N/A

	For the period ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)

Computed “expected” tax expense	$12,730	$-
Permanent expenses	-	-

Income tax expense	$12,730	$-

The provisions for income taxes for the three months periods ended August 31, 2008 and 2007 are summarized as follows:

	For the three month periods ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)

Current	$12,730	$-
Deferred	-	-

TOTAL	$12,730	$-

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

(b)

Transactions with related parties

During the three month periods ended August 31, 2008 and 2007, the Company had the following related party transactions:

	For the three month periods ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)

Loss on long distance calling services carried out through Redtone	$-	$(2,083)
Consultancy fee paid to Redtone	-	5,430
TOTAL	$-	$(3,347)

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

NOTE 14 - RESTATEMENT

The Company has restated its previously issued condensed consolidated results of operations for the three months period ended August 31, 2007.

The Company is restating its financial statements to correct the revenue recognition and cost of sales for the long distance calling services and the misclassification of general and administrative expenses to cost of sales.

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated statements of operations for the three months ended August 31, 2007.

	For the three months period ended August 31, 2007 (Unaudited)
	As previously reported	Total adjustments	As restated

Revenue	$1,312,271	$(1,140,049)	$172,222

Cost of goods sold	1,213,083	(1,174,132)	38,951

Gross profit	99,188	34,083	133,271

General and administrative expenses	55,020	32,000	87,020

Net (loss) profit from operations	44,168	2,083	46,251

Other Income (Expense)
Loss on long distance calling services	-	(2,083)	(2,083)
Other income	1,509	-	1,509
Interest received	4,785	-	4,785
Interest expense
Total Other Income (Expense)	6,294	(2,083)	4,211

Net profits before provision for income taxes	50,462	-	50,462
		-
Provision for income taxes	-		-

Net profits	50,462	-	50,462

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	-	-

Total Other Comprehensive Income (Loss)	-	-	-

Comprehensive income	$50,462	$-	$50,462

Net income per share, basic & diluted	$0.0004	$-	$0.0004

Weighted average number of shares	121,108,929	-	121,108,929

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

	Three months ended August 31,
	2008	2007	Increase	% Increase

Revenue	$218,913	$172,222	46,691	27%
Cost of goods sold	44,168	38,951	5,217	13%
Gross profit	174,745	133,271	41,474	31%
General and administrative expenses	412,700	87,020	325,680	374%
Net (loss) profit from operations	(237,955)	46,251	(284,206)	(614%)
Other income	614	4,211	(3,597)	(85%)
(Loss) Income before income taxes	(237,341)	50,462	(287,803)	(570%)
Provision for income taxes	12,730	-	12,730	- %
Net (loss) profits	(250,071)	50,462	(300,533)	(596%)

Revenues

Sales revenue increased from $172,222 for the three months period ended August 31, 2007 to $218,913 for the same period of 2008, an increase of  $46,691or 27%.  The increased in sales was contributed by Hotgate VMS technology Ltd, a 100% owned subsidiary of the Group.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended August 31, 2008 was $ 44,168, an increase of $5,217or 13% as compared to $38,951of the same period in 2007. The increase of cost of goods sold was mainly due to the increase in sales for the period under review.

Our gross profit increased $41,474, or 31%, to $174,745 for the quarter ended August 31, 2008 from $133,271 during the same period in 2007. Gross profit as a percentage of revenue was 80% for the quarter ended August 31, 2008, an increase of 3% from 77% during the same period in 2007.

General and Administrative

General and administrative expenses increased from $87,020 for the three months period ended August 31, 2007 to $412,700 for the same period of 2008, or an increase of $325,680.

The increase in general and administrative expenses in the quarter ended August 31, 2008 compared to that of the same period of 2007 and was primarily due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which has incurred more legal and professional cost.

(Loss) Income before income tax and income taxes expenses

Loss before income tax was $237,341for the quarter ended August, 2008 compared to an income before tax of $50,462 for the same period of 2007, representing a decrease of $287,803. The decreased in income before income tax was mainly due to the increase in staff cost, travelling and entertainment and listing obligations which has incurred more legal and professional cost due to expansion of operation in China and Malaysia.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Dated: January 15, 2009	Hotgate Technology, Inc.

	By:	/s/ Wee Tak Pang
Name: Pang, Wee Tak
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)