Form 10-Q
period 2009-02-28
HOTGATE TECHNOLOGY, INC.
filed 2009-05-05
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  May 4, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,649,199

Transitional Small Business Disclosure Format (check one): Yes☐        No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of Quarter Ended February 28, 2009 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of February 28, 2009 (unaudited)	3
Condensed Consolidated Statement of Operations and Comprehensive Income (unaudited) for the Three and Nine Months Ended February 28, 2009 and February 29, 2008	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended February 28, 2009 and February 29, 2008	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	February 28, 2009	May 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,980	276,023
Accounts receivable	282,148	267,450
Inventories	35,541	50,792
Deposit, prepayment and other receivables	19,553	71,592
Total current assets	409,222	665,857
PLANT & EQUIPMENT
At cost:
Computer equipment	59,368	23,002
IT equipment	130,273	-
Furniture, fixtures and equipment	34,311	11,100
Leasehold improvement	35,677	10,649
Less: Accumulated depreciation
Computer equipment	(20,622)	(18,844)
IT equipment	(3,044)	-
Furniture, fixtures and equipment	(10,360)	(7,396)
Leasehold improvement	(13,833)	(10,649)
Total plant & equipment	211,770	7,862
INTANGIBLE ASSETS, net of accumulated amortization	58,844	60,880
TOTAL ASSETS	$679,836	734,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$136,643	$33,283
Accrued liabilities and other payables	288,482	75,538
Due to a minority shareholder	1,242,742	1,237,789
Total current liabilities	1,667,867	1,346,610
TOTAL LIABILITIES	1,667,867	1,346,610

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001par value, 300,000,000 shares
authorized; 186,649,199 shares issued and outstanding
as of February 28, 2009; 186,321,429 shares issued and
outstanding as of May 31, 2008	18,665	18,632
Additional paid in capital	530,232	106,110
Accumulated deficit	(1,531,522)	(736,753)
Accumulated other comprehensive income	(5,406)	-
- TOTAL STOCKHOLDERS’ DEFICIT	(988,031)	(612,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$679,836	$734,599

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	For the three months ended		For the nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenue	$97,778	$162,989	$491,003	$449,948

Cost of goods sold	30,268	61,000	129,535	149,287
Gross profit	67,510	101,989	361,468	300,661

General and administrative expenses	286,264	83,340	1,140,912	199,371

Net (loss) income from operations	(218,754)	18,649	(779,444)	101,290

Other Income (Expense)
Income (expense) on long distance calling services	-	(52,866)	-	(49,577)
Other income (expense)	-	-	641	52
Interest income	208	2,969	957	7,754
Total Other Income (Expense)	208	(49,897)	1,598	(41,771)

Net (loss) income before income taxes	(218,546)	(31,248)	(777,846)	59,519

Provision for income taxes	3,633	-	(16,923)	-

Net (loss) income	(214,913)	(31,248)	(794,769)	59,519

Other Comprehensive Income
Foreign currency translation adjustment	(14,220)	-	(5,406)	-

Total Other Comprehensive Income	(14,220)	-	(5,406)	-

Comprehensive (loss) income	$(229,133)	$(31,248)	$(800,175)	$59,519

Net (loss) income per share, basic & diluted	$(0.0012)	$0.0003	$(0.0043)	$0.0005

Weighted average number of shares	186,649,199	121,108,929	186,570,511	121,108,929

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months ended
	February 28, 2009	February 29, 2008
Cash flow from operating activities
Net (loss) profit	$(794,769)	$59,519
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	9,899	-
Depreciation	10,497	604
Changes in operating assets and liabilities:
Decrease (increase) in inventories	15,251	(13,706)
Increase in trade receivables	(14,698)	(1,944,179)
Decrease (increase) in deposits, prepayments and other receivables	52,039	(5,918)
Increase in trade payables	103,360	3,404,958
Increase (decrease) in other payables and accruals	212,944	(61,227)
Increase (decrease) in amount due to minority shareholder	4,953	(1,671,153)
Net cash outflow from operating activities	(400,524)	(231,102)

Investing activities
Purchase of property, plant and equipment	(216,579)	(732)
Purchase of intangible assets	(7,863)	-
Net cash outflow from investing activities	(224,442)	(732)

Financing activities
Issuance of common stock	424,155	-
Net cash inflow from financing activities	424,155	-

Net decrease in cash and cash equivalents	(200,811)	(231,834)

Effect of foreign exchange rate changes	(3,232)	-

Cash and cash equivalents at beginning of period	276,023	623,308

Cash and cash equivalents at end of period	$71,980	$391,474

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

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

(c)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the nine month periods ended February 28, 2009 and 2008 was recorded.  Bad debts are written off as incurred. No bad debt was incurred for the nine months period ended February 28, 2009.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

(d)   Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value.  Inventory costs are calculated using a weighted average method of accounting.

(e)   Property, Plant and Equipment

Property, Plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and improvements are capitalized.  The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

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

5 to 10 years

IT equipment

5 years

Furniture, fixtures and equipment               10 years

The depreciation expense for the nine month periods ended February 28, 2009 and 2008 amounted to $10,497 and $604, respectively.

(g)   Intangible Assets

The Company acquired certain intangible assets which was comprised of voice mail system software through Hotgate VMS Technology Limited (“Hotgate Hong Kong”) in May 2008.  The Company also acquired certain intangible assets through the acquisition of Hotgate Technology (M) Sdn. Bhd. (“Hotgate Malaysia”) in May 2008.  These intangible assets consisted of customer lists and relationships.  Both voice mail system software and customer lists and relationships are subject to amortization over their respective economic useful life and are reviewed for impairment if the carrying amount of these intangible assets are not recoverable and their carrying amount exceeds their fair market value.  After an impairment loss is recognized, the adjusted carrying amount of the intangible assets shall be their new accounting basis.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

5.5 years

Customer lists and relationships

5 years

The amortization expenses for the nine month periods ended February 28, 2009 and 2008 amounted to $9,899 and $nil, respectively.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

(h)   Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the nine months period ended February 28, 2009.

(i)    Income Tax

The Company has adopted the provisions of statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes.  The Company allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(j)    Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time which management believes approximate fair values in the short as well as the long term.  It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value.  Accordingly, no computation or adjustment to fair value has been determined.

(k)    Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers.  Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of February 28, 2009, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

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

	February 28, 2009	February 29, 2008

Period end RM : US$ exchange rate	0.26888	N/A
Average nine months end RM : US$ exchange rate	0.2890	N/A
Period end RMB : US$ exchange rate	0.1456	N/A
Average nine months end RMB : US$ exchange rate	0.1450	N/A
Period end HK$ : US$ exchange rate	0.1282	0.1282
Average nine months end HK$ : US$ exchange rate	0.1282	0.1282

(p)   Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	February 28, 2009	May 31, 2008
	(Unaudited)

Accounts receivable	$282,148	$267,450
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$282,148	$267,450

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

Deposits, prepayment and other receivables as of February 28, 2009 were summarized as follows:

	February 28, 2009	May 31, 2008
	(Unaudited)
Rental and utility deposit	$8,860	$6,204
Prepayment	8,273	3,430
Other receivables	2,420	61,958

Total	$19,553	$71,592

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of February 28, 2009 are summarized as follows:

		February 28, 2009		May 31, 2008
		(Unaudited)

At cost:	$		$
Computer hardware and software		59,368		23,002
IT equipment		130,273		-
Furniture, fixtures and equipment		34,311		11,100
Leasehold improvement		35,677		10,649
		259,629		44,751

Less: Accumulated depreciation	$		$
Computer hardware and software		(20,622)		(18,844)
IT equipment		(3,044)		-
Furniture, fixtures and equipment		(10,360)		(7,396)
Leasehold improvement		(13,833)		(10,649)
		(47,859)		(36,889)

Plant and equipment , net		$211,770		$7,862

Depreciation expense for the nine month periods ended February 28, 2009 and 2008 were $10,497 and $604, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expense charged to net income from operations for the nine month periods ended February 28, 2009 and 2008 amounted to $9,899 and $nil, respectively.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the nine months periods ended February 28, 2009 and February 29, 2008 were as follows:

	Place of incorporation	2009	2008

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology (M) Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	17.5%
Beijing Hotgate Technology Limited	PRC	25.0%	N/A

	For the nine months periods ended
	February 28, 2009	February 29, 2008
	(Unaudited)	(Unaudited)
Computed “expected” tax expense	$16,923	$-
Permanent expenses	-	-
Income tax expense	$16,923	$-

The provision for income taxes for the nine months periods ended February 28, 2009 and 2007 are summarized as follows:

	For the nine month periods ended
	February 28, 2009	February 29, 2008
	(Unaudited)	(Unaudited)

Current	$16,923	$-
Deferred	-	-

TOTAL	$16,923	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

NOTE 10 – RELATED PARTY TRANSACTIONS

(a)

  Amount due to related parties

Due to related company consists of advances from REDtone Telecommunications Sdn. Bhd. (“REDtone”) and payments on behalf of the Company by REDtone.  REDtone is a minority shareholder of the Company.

(b)

  Transactions with related parties

During the nine month periods ended February 28, 2009 and 2008, the Company had the following related party transactions:

	For the nine month periods ended
	February 28, 2009	February 29, 2008
	(Unaudited)	(Unaudited)
Expense on long distance calling services carried out through Redtone	$-	$49,577

Consultancy fee paid to Redtone	$-	$16,290

NOTE 11 – COMMON STOCK

As of February 28, 2009, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of February 28, 2009, the Company has a total of 186,649,199 shares of common stock issued and outstanding.

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

During the nine months period ended February 28, 2009, the Company has further issued 327,770 shares of common stock at a total consideration of $424,155.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2009

(Continued)

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of February 28, 2009, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong and Beijing.  The expected annual lease payments under this operating lease were as follows:

As of February 28, 2009

For the year ended May 31,
2009	12,341
2010	-

TOTAL	$12,341

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,531,522, a working capital deficiency of $1,258,645, and a net loss of $794,769 for the nine month period ended February 28, 2009.

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

Special Note

As a measure to braise through the current severe economic crisis and the spread of Influenza A virus (H1N1), the management has implemented a drastic downsizing arrangement for the Group subsequent to the financial year ended February 28, 2009, which would reduce headcounts and overheads significantly. In line with the change of the economic condition, there will be a change in the business strategies to direct sales of the internet billing solutions with the focus on internet media business remains.  In view of the severe economic crisis and the spread of Influenza A Virus (H1N1), it is foresee that revenue will be minimal for the coming quarters.  Therefore, the expenses and resources has been kept down in line with the forth coming level of business.

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

Results of Operations

Three and Nine months Ended February 28, 2009 as Compared to Three and Nine months Ended February 29, 2008

The following table summarizes the results of our operations during the Three and Nine months periods ended February 28, 2009 and 2008, and provides information regarding the percentage change from the Three and Nine months period ended February 29, 2008 to the Three and Nine months period ended February 28, 2009.

	Three months ended			Nine months ended
	February 28, 2009	February 29, 2008	Percentage change	February 28, 2009	February 29, 2008	Percentage change

Revenue	$97,778	$162,989	(40%)	$491,003	$449,948	9%
Cost of goods sold	30,268	61,000	(50%)	129,535	149,287	(13%)
Gross profit	67,510	101,989	(34%)	361,468	300,661	20%
General and administrative expenses	286,264	83,340	243%	1,140,912	199,371	472%
Net (loss) income from operations	(218,754)	18,649	(1273%)	(779,444)	101,290	(870%)
Other income.(expense)	208	(49,897)	(100%)	1,598	(41,771)	(104%)
Net (loss) income before income taxes	(218,546)	(31,248)	599%	(777,846)	59,519	(1407%)
Provision for income taxes	3,633	-		(16,923)	-
Net (loss) profits	(214,913)	(31,248)	588%	(794,769)	59,519	(1435%)

Revenues

Sales revenue increased for the Three and Nine months period ended February 28, 2009 as compared to the same period in Year 2008.  The increased in sales was primarily driven by Hotgate VMS Technology Ltd, a 100% owned subsidiary of the Group.  However, the increased for the Three months period has lowered as compared to the same period in Year 2008 mainly due to the uncertainty in the current global economic crisis which affect the sales revenue of the Group.

Cost of goods sold and gross profit

Cost of goods sold for the Three and Nine months period ended February 28, 2009 has increased corresponding to the increase in sales activity contributed by Hotgate VMS Technology Limited for the same period under review.

General and administrative expenses

The increase in the general and administrative expenses for the three and Nine months period ended February 28, 2009 as compared to the same three and Nine months period in 2008 was primarily due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which has incurred more legal and professional cost.

(Loss) Income before income tax

Loss before income tax has increased for the three and Nine months ended February 28, 2009 as compared to an income before tax for the same period of 2008.  The increased in losses was mainly due to the increase in staff cost, travelling and entertainment and listing obligations which has incurred more legal and professional cost due to expansion of operation in China and Malaysia.

Provision for taxes

Provision for taxation for the Nine months period ended February 28, 2009 was $16,923 compared to nil provision for the Nine months period ended February 29, 2008. The provision for taxation was incurred by a profit making subsidiary within the Group.

Net Loss before income tax

For the period under review, due to the expansion of operation in China and Malaysia which led to the increase in staff cost, traveling and sales entertainment and the listing obligation which incurred more legal and professional cost, as a result, the net loss has increased in three and Nine months period ended February 28, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

Cash

Our cash balance at February 28, 2009, was $71,980, representing a decrease of $319,494 compared with our cash balance of $391,474 at February 29, 2008.

Cash Flow

	Nine months ended
	February 28, 2009	February 29, 2008	Percentage change

Net cash used from operating activities	$(400,524)	$(231,102)	73%
Net cash used in investing activities	(224,442)	(732)	30561%
Net cash provided by financing activities	424,155	-	- %
Net decrease in cash	(200,811)	(231,834)	(13%)

Net cash used from operations during the Nine months ended February 28, 2009 amounted to $400,524 as compared to net cash used from operations of $231,102  in the same period of 2008.

Our net cash used in investing activities during the Nine months ended February 28, 2009 amounted to $224,442 as compared to $732 in the same period of 2008. The increase in the investing activities is due primarily to the expansion in the hotel ICT business where office renovation for new offices in China and Malaysia was incurred, purchased of furniture and fittings, new notebooks and computers for new staff in the new offices of China and Malaysia, and increase in the purchased of hotel ICT equipments.

Our net cash provided for financing activities amounted to $424,155 for the Nine months ended February 28, 2009 as compared to no financing activities in the same period last year.  During the Nine months period ended February 28, 2009, the Company has further issued 327,770 shares of common stock at a total consideration of $424,155.

Working Capital

Our working capital was a deficit of $1,258,645 at February 28, 2009.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.   From time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in Chinese Renminbi (“RMB”), Malaysian Ringgit (“RM”) and Hong Kong Dollar (“HK$”) could adversely affect our financial results. During the period ended February 28, 2009, majority of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB, RM and HK$. Our principal exchange rate risk therefore exists between the U.S. dollar and these currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of February 28, 2009, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of February 28, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2009.

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

Subsequent Events

On April 13, 2009, Mr. Michael Yang submitted his resignation as the President of the Company and Mr. Wee Tak Pang submitted his resignation as the CEO of the Company.

On that same day, Mr. Chuan Beng Wei was appointed to serve as Chief Executive Officer and Mr. Wee Tak Pang was appointed to serve as Chief Technology Officer.

Chuan Beng Wei, age 42, is now the CEO and a director of the Company.  In 1996, he founded Redtone Telecommunications Sdn Bhd which later became a subsidiary of Redtone International Bhd (“Redtone”), a company specializing in value-added telecommunications services.  Redtone is listed on the Mesdaq market of Bursa Malaysia.  He served as the Managing Director of Redtone and was in charge of business development and strategic management. Mr. Wei began his career with Agilent Technologies (M) Sdn Bhd in 1989 and performed duties as a System Engineer and Major Account Manager. In 1995, he founded TQC Consultants (IT Division) Sdn Bhd, a software development and system integration company.  Mr. Wei is also a Council Member and the chairperson for Communication Special Interest Group for Persatuan Industri Komputer dan Multimedia Malaysia (“The Association of Computer and Multimedia Malaysia”) and the Vice President for the Kuala Lumpur/Selangor Darul Ehsan Telecommunication Association. He holds a Bachelor’s Degree in Electrical Engineering from the University of Technology in Malaysia and a Diploma in Management from the Malaysia Institute of Management.

Wee Tak Pang, age 29, is now the the CTO and a director of the Company. Mr Pang is an expert in internet technology and operating systems and specializes in Linux, MySQL database, internet networking, and client server technology. In 1999, Mr. Pang founded Synchroweb Technology to provide computer services to a number of companies in Malaysia including IBM, Dell, Hewlett Packard, Maxis, and NEC. He also provided IT and management training to companies and learning institutions including Dell, Hewlett Packard and Kurnia Insurance. He was the CEO of Synchroweb Technology until 2009. Mr. Pang graduated from Barrington University in the United States in 2001 with a degree in Management Information Systems.

Michael Yang, age 60, will remain a director of the Company. Since 1994, Mr. Yang has been the managing director of Zephyr Capital, an investment and management consulting company with clients in Australia, Malaysia, Hong Kong, China and other Asia countries. He is also a director of a number of companies including PHI Bhd., Cash Bhd. and EB Capital Bhd., a company listed on the Mesdaq Stock Exchange in Malaysia. Mr. Yang started his career in 1975 with Amanah-Chase Merchant Bank Bhd, the Malaysian merchant banking arm of Chase Manhattan Bank (now known as JP Morgan Chase) where he served as a General Manager and head of corporate banking. Mr. Yang holds a Master’s Degree in Business Administration from Cranfield University in the United Kingdom, a

Bachelor of Economics degree (with honors) from the University of Malaya, Malaysia and a Diploma in Marketing from the Institute of Marketing in the United Kingdom.

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

Dated May 52009	Hotgate Technology, Inc.

By:

/s/ Wei Chuan Beng
Name: Wei Chuan Beng
Title: Chief Executive Officer
By:

/s/ Wong Li Li
Name: Wong Li Li
Title: Chief Financial Officer