Form 10-Q/A
period 2008-11-30
HOTGATE TECHNOLOGY, INC.
filed 2009-05-22
CIK 1341319

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days .    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	19

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits	20

SIGNATURES	21

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

;ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three months ended November 30,	Six months ended November 30,

2008	2007	Percentage change	2008	2007	Percentage change

Revenue	$174,312	$114,737	52%	$393,225	$286,959	37%

Cost of goods sold (inclusive of depreciation)	55,099	49,336	12%	99,267	88,287	12%

Gross profit	119,213	65,401	82%	293,958	198,672	48%

General and administrative expenses	441,948	29,011	1423%	854,648	116,031	637%

Net (loss) profit from operations	(322,735)	36,390	(987%)	(560,690)	82,641	(778%)
Other income	776	3,915	(80%)	1,390	8,126	(83%)
Net (loss) profits before provision for income taxes	(321,959)	40,305	(899%)	(559,300)	90,767	(716%)
Provision for income taxes	7,826	-		20,556	-
Net (loss) profits	(329,785)	40,305	(918%)	(579,856)	90,767	(739%)

Revenues

Sales revenue increased for the Three and Six months period ended November 30, 2008 as compared to the same period in Year 2007.  The increased in sales was primarily driven by Hotgate VMS Technology Ltd, a 100% owned subsidiary of the Group.

ost of goods sold and gross profit

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

Dated: May 22, 2009	Hotgate Technology, Inc.

By:	/s/ Wee Tak Pang
Name: Pang, Wee Tak

Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)