Form 10-Q/A
period 2008-11-30
HOTGATE TECHNOLOGY, INC.
filed 2009-06-18
CIK 1341319

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

; ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Dated: May 22, 2009	Hotgate Technology, Inc.

By:	/s/ Wei Chuan Beng
Name: Wei Chuan Beng

Title:	Chief Executive Officer
/s/ Wong Li Li
Name: Wong Li Li
Title:	Chief Financial Officer