Form 10-Q
period 2009-08-31
HOTGATE TECHNOLOGY, INC.
filed 2009-10-14
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

HOTGATE TECHNOLOGY, INC.
( Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

Room 1602, Aitken Vanso n Centre, 61 Hoi Yuen Rd., Kwun Tong, Hong Kong

(Address of Principal Executive Offices

(852) 2270-0688

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark wheth er the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes   ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 15, 2009, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.0001 par value	186,684,199

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

(A Development Stage Company)

As of Quarter Ended August 31, 2009 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of August 31, 2009 (unaudited)	4
Condensed Consolidated Statement of Operations and Comprehensive Income (unaudited) for the Three Months Ended August 31, 2009 and August 31, 2008	5
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended August 31, 2009 and August 31, 2008	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,537	$10,911
Accounts receivable, net of allowance	90,906	79,370
Inventories	6,048	6,048
Deposit, prepayment and other receivables	14,527	7,517
Total current assets	140,018	103,846

PLANT & EQUIPMENT
At cost:
Computer equipment	27,333	27,325
IT equipment	5,980	78,038
Furniture, fixtures and equipment	12,453	12,451
Leasehold improvement	10,649	10,649
Less: Accumulated depreciation
Computer equipment	(18,338)	(18,187)
IT equipment	(1,148)	(4,564)
Furniture, fixtures and equipment	(8,471)	(8,434)
Leasehold improvement	(10,649)	(10,649)
Total plant & equipment	17,809	86,629

INTANGIBLE ASSETS, net of accumulated amortization	55,260	55,961

TOTAL ASSETS	$213,087	$246,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$46,688	$65,901
Accrued expenses and other payables	204,424	267,732
Due to a minority shareholder	1,012,490	980,469
Total current liabilities	1,263,602	1,314,102

TOTAL LIABILITIES	1,263,602	1,314,102

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001par value, 300,000,000 shares
authorized; 1 86,684,199 shares issued and outstanding
as of August 31, 2009 and May 31, 2009	18,668	18,668
Additional paid in capital	547,729	547,729
Accumulated deficit	(1,614,719)	(1,633,339)
Accumulated other comprehensive income	(2,193)	(724)

TOTAL STOCKHOLDERS’ DEFICIT	(1,050,515)	(1,067,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$213,087	$246,436

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	August 31,	August 31,
	2009	2008
Revenue	$41,579	$218,913

Cost of revenue (inclusive of depreciation)	4,366	44,168

Gross margin	37,213	174,745

General and administrative expenses	35,141	412,700

Operating income (loss)	2,072	(237,955)

Other Income (Expense)
Other income	5,384	-
Interest received	2	614
Gain on disposal of plant and equipment	11,162	-
Interest expense	-	-
Total Other Income (Expense)	16,548	614

Income (loss) before provision for income taxes	18,620	(237,341)

Provision for income taxes	-	(12,730)

Net income (loss)	18,620	(250,071)

Other Comprehensive Loss
Loss on foreign exchange translation	(1,469)	(1,535)

Total Other Comprehensive Loss	(1,469)	(1,535)

Comprehensive income (loss)	$17,151	$(251,606)

Net income (loss) per share, basic & diluted	$0.0001	$(0.0013)

Weighted average number of shares	186,684,199	186,321,429

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	August 31, 2009	August 31, 2008
Cash flow from operating activities
Net income (loss)	$18,620	$(250,071)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	714	1,585
Depreciation	1,304	3,929
Gain on disposal of plant and equipment	(11,162)	-
Changes in operating assets and liabilities:
Increase in inventories	-	(5,074)
Increase in trade receivables	(11,536)	(59,921)
(Increase) decrease in deposits, prepayments and other receivables	(7,010)	54,667
Decrease in trade payables	(19,213)	(1,760)
(Decrease) increase in other payables and accruals	(63,308)	38,911
Increase in amount due to minority shareholder	32,021	58,092
Net cash outflow from operating activities	(59,570)	(159,642)

Investing activities
Purchase of property, plant and equipment	-	(73,036)
Proceeds from disposal of plant and equipment	78,828	-
Net cash inflow (outflow) from investing activities	78,828	(73,036)

Financing activities
Issuance of common stock	-	171,000
Net cash inflow from financing activities	-	171,000

Net increase (decrease) in cash and cash equivalents	19,258	(61,678)

Effect of foreign exchange rate changes	(1,632)	(1,451)

Cash and cash equivalents at beginning of period	10,911	276,023

Cash and cash equivalents at end of period	$28,537	$212,894

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

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

(c)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the three month periods ended August 31, 2009 and 2008 was recorded.  Bad debts are written off as incurred. No bad debt was incurred for the three months period ended August 31, 2009.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

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

Leasehold improvements

              Over the shorter of the lease terms or 5 years

Computer hardware and software

              5 to 10 years

IT equipment

               5 years

Furniture, fixtures and equipment

10 years

The depreciation expense for the three month periods ended August 31, 2009 and 2008 amounted to $1,304 and $3,929, respectively.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

             5.5 years

Customer lists and relationships

5 years

The amortization expenses for the three month periods ended August 31, 2009 and 2008 amounted to $714 and $1,585, respectively.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

(Continued)

(h)   Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the three month period ended August 31, 2009.

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of August 31, 2009, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

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

	August 31, 2009	August 31, 2008

Period end RM : US$ exchange rate	0.2860	0.2947
Average three months end RM : US$ exchange rate	0.2857	0.3053
Period end HK$ : US$ exchange rate	0.1282	0.1281
Average three months end HK$ : US$ exchange rate	0.1282	0.1281

(p)   Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

(q)

Reclassifications

The Company has reclassified certain prior period amounts to conform with current period presentation.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)

Accounts receivable	$169,239	$157,703
Less: Allowance for doubtful accounts	(78,333)	(78,333)

Accounts receivable, net	$90,906	$79,370

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

Deposits, prepayment and other receivables as of August 31, 2009 and May 31, 2009 were summarized as follows:

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
Rental and utility deposit	$5,042	$6,257
Prepayment	2,732	1,260
Other receivables	6,753	-

Total	$14,527	$7,517

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of August 31, 2009 and May 31, 2009 are summarized as follows:

		August 31, 2009		May 31, 2009
		(Unaudited)		(Audited)

At cost:	$		$
Computer hardware and software		27,333		27,325
IT equipment		5,980		78,038
Furniture, fixtures and equipment		12,453		12,451
Leasehold improvement		10,649		10,649
		56,415		128,463

Less: Accumulated depreciation	$		$
Computer hardware and software		(18,338)		18,187
IT equipment		(1,148)		4,564
Furniture, fixtures and equipment		(8,471)		8,434
Leasehold improvement		(10,649)		10,649
		(38,606)		41,834

Plant and equipment, net		$17,809		$86,629

Depreciation expense for the three month periods ended August 31, 2009 and 2008 were $1,304 and $3,929 respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expense charged to net income (loss) from operations for the three month periods ended August 31, 2009 and 2008 amounted to $714 and $1,585 respectively.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the three months periods ended August 31, 2009 and 2008 were as follows:

	Place of incorporation	2009	2008

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology (M) Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	16.5%

	For the three month periods ended
	August 31, 2009	August 31, 2008
	(Unaudited)	(Unaudited)
Computed “expected” tax expense	$-	$12,730
Permanent expenses	-	-
Income tax expense	$-	$12,730

The provision for income taxes for the three month periods ended August 31, 2009 and 2008 are summarized as follows:

	For the three month periods ended
	August 31, 2009	August 31, 2008
	(Unaudited)	(Unaudited)

Current	$-	$12,730
Deferred	-	-

TOTAL	$-	$12,730

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2009

(Continued)

NOTE 10 – DUE TO A MINORITY SHAREHOLDER

Due to minority shareholder consists of advances from REDtone Telecommunications Sdn. Bhd. (“REDtone”) and payments on behalf of the Company by REDtone.  REDtone is a minority shareholder of the Company.

NOTE 11 – COMMON STOCK

As of August 31, 2009, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of August 31, 2009, the Company has a total of 186,684,199 shares of common stock issued and outstanding.

There was no movement in common stock during the three month period ended August 31, 2009.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

As of August 31, 2009, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong.  The expected annual lease payments under this operating lease were as follows:

As of August 31, 2009
For the year ended May 31,
2010	14,569
2011	9,713
TOTAL	$24,282

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,614,719 and a working capital deficit of $1,123,584.

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

Special Note

As a measure to braise through the current severe economic crisis and the spread of Influenza A virus (H1N1), the management has implemented a drastic downsizing arrangement for the Group subsequent to the financial period ended February 28, 2009, which would reduce headcounts and overheads significantly. In line with the change of the economic condition, there will be a change in the business strategies to direct sales of the internet billing solutions with the focus on internet media business remains.  In view of the severe economic crisis and the spread of Influenza A Virus (H1N1), it is foresee that revenue will be minimal for the coming quarters.  Therefore, the expenses and resources has been kept down in line with the forth coming level of business.

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

Results of Operations

Three months Ended August 31, 2009 as Compared to Three months Ended August 31, 2008

The following table summarizes the results of our operations during the Three months periods ended August 31, 2009 and 2008, and provides information regarding the percentage change from the Three months period ended August 31, 2008 to the Three months period ended August 31, 2009.

	Three months ended
	August 31, 2009	August 31, 2008	Percentage change

Revenue	$41,579	$218,913	(81%)
Cost of revenue (inclusive of depreciation)	4,366	44,168	(90%)
Gross margin	37,213	174,745	(79%)
General and administrative expenses	35,141	412,700	(91%)
Operating income (loss)	2,072	(237,955)	(101%)
Other income (expense)	16,548	614	2595%
Income (loss) before provision for income taxes	18,620	(250,071)	(107%)
Provision for income taxes	-	(12,730)	-
Net income (loss)	18,620	(250,071)	(107%)

Revenues

Sales revenue decreased for the Three months period ended August 31, 2009 as compared to the same period in Year 2008.  The decreased sales were mainly due to the current economic crisis and the spread of Influenza A virus (H1N1) which further dampen the hospitality industry.

Cost of revenue and gross margin

Cost of revenue for the Three months period ended August, 2009 has decreased corresponding to the decrease in sales contributed by Hotgate VMS Technology Limited and  Hotgate Technology Sdn Bhd for the same period under review.

General and administrative expenses

The decrease in the general and administrative expenses for the three months period ended August 31, 2009 as compared to the same three months period in 2008 was primarily effect of the downsizing activities and cost contention exercise implemented since the 4 th quarter of the fiscal year ended May 31, 2009.

Operating Income (loss)

Though the Company has a decreased sale for the three months period ended August 31, 2009, the Company registered Income before income tax as compared as compared to an loss for the same period of 2008.  The increased in profit was mainly due to reduction of general and administrative expenses in the subsidiaries and a gain on disposal of plant and equipment in Hotgate Technology Sdn Bhd.

Provision for taxes

Provision for taxation for the Three months period ended August 31, 2009 was nil compared to $12,730 provision for the Three months period ended August 31, 2008.

Net Income (Loss)

For the period under review, due to the down-sizing and cost contention exercises in order to combat the economic crisis, the overheads of the Company has reduced substantially.  Furthermore, the gain on disposal of fixed assets recorded in Hotgate Technology Sdn Bhd has resulted the Company to record a net income of $18,620.  For the Three months ended 31 August 2008, the Company recorded loss of $250,071.

Liquidity and Capital Resources

Cash

Our cash balance at August 31, 2009, was $28,537, representing a decrease of $184,357 compared with our cash balance of $212,894 at August 31, 2008.

Cash Flow

	Three months ended
	August 31, 2009	August 31, 2008	Percentage change

Net cash provided by (used in) operating activities	$(59,570)	$(159,642)	63%
Net cash provided by (used in) investing activities	78,828	(73,036)	208%
Net cash provided by financing activities	-	171,000	-
Net increase (decrease) in cash	19,258	(61,678)	131%

Net cash used in operations during the Three months ended August 31, 2009 amounted to $59,570 as compared to $159,642 in the same period of 2008.

Our net cash generated from investing activities during the Three months ended August, 2009 amounted to $78,828 as compared to $73,036 used in investing activities for the same period of 2008.

Our net cash from financing activities was nil for the Three months ended August 31, 2009 as compared to $171,000 generated from financing activities in the same period last year.  During the Three months period ended August 31, 2008, the Company had further issued 134,000 shares of common stock at a total consideration of $171,000.

Working Capital

Our working capital was a deficit of $1,123,584 at August 31, 2009.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.   Included in the current liabilities of the Company was the amount owing to a minority shareholder amounted to $1,012,490.  The Company will continue to seek and secure capital funding from external sources as it is anticipated that cash flow from operations will not be sufficient to sustain the ongoing operations.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in Chinese Renminbi (“RMB”), Malaysian Ringgit (“RM”) and Hong Kong Dollar (“HK$”) could adversely affect our financial results. During the period ended August 31, 2009, majority of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB, RM and HK$. Our principal exchange rate risk therefore exists between the U.S. dollar and these currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2009, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2009.

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

Subsequent Events

On September 30, 2009, Ms Li Li Wong submitted her resignation as the Chief Financial Officer of the Company.  On the same day, Ms Yan Suan Sah was appointed to serve as Chief Financial Officer.

Yan Suan Sah, age 33, is now the Chief Financial Officer of the Company.  She is a registered Chartered Accountant with Malaysian Institute of Accountant, and also an associate member of Chartered Institute of Management Accountant UK.  She brings with her over 10 years of working experience and knowledge in finance, accounting and internal control from her past employments since year 1997.  Upon graduation from her Bachelor studies in Otago University, New Zealand, she began her career as an audit assistant in a Chartered Accountant firm in Malaysia.  In 1999, she joined TNT Logistics as Accounts Executive.  She was later worked in APIIT College as Business Analyst since year 2000, responsible for the business analysis and internal control.  During her employment with APIIT, she obtained Post Graduate Certificate in IT from Staffordshire University, UK in year 2002.  In year 2003, she joined Success Forte Sdn Bhd, a local consultancy firm, as a Business Consultant in areas of accounting, tax, research and corporate finance.  In year 2007, she worked with DSC Systems Sdn Bhd for two years as the Group Finance Manager, responsible for the overall finance and administration of the group.  Ms Sah was the Group Finance Manager of Redtone Telecommunications Sdn Bhd prior joining the Company.  She was responsible for the accounting and financial management of Redtone group from year 2008 to September 2009.

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

Dated: October 14, 2009	Hotgate Technology, Inc.

By:

/s/ Chuan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Yan Suan Sah
Name: Yan Suan Sah
Title: Chief Financial Officer