Form 10-Q
period 2009-11-30
HOTGATE TECHNOLOGY, INC.
filed 2010-01-19
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as January 19, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,684,199

Transitional Small Business Disclosure Format (check one): Yes ☐        No ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

As of Quarter Ended November 30, 2009 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of November 30, 2009 (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited) for the Three and Six Months Ended November 30, 2009 and 2008	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended November 30, 2009 and 2008	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,445	$10,911
Accounts receivable, net of allowance	55,215	79,370
Inventories	6,048	6,048
Deposit, prepayment and other receivables	14,836	7,517
Total current assets	84,544	103,846
PLANT & EQUIPMENT
At cost:
Computer equipment	27,516	27,325
IT equipment	6,254	78,038
Furniture, fixtures and equipment	12,319	12,451
Leasehold improvement	10,649	10,649
Less: Accumulated depreciation
Computer equipment	(18,935)	(18,187)
IT equipment	(1,435)	(4,564)
Furniture, fixtures and equipment	(8,610)	(8,434)
Leasehold improvement	(10,649)	(10,649)
Total plant & equipment	17,109	86,629

INTANGIBLE ASSETS, net of accumulated amortization	49,520	55,961

TOTAL ASSETS	$151,173	$246,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$40,362	$65,901
Accrued expenses and other payables	170,817	267,732
Due to a minority shareholder	1,008,809	980,469
Total current liabilities	1,219,988	1,314,102

TOTAL LIABILITIES	1,219,988	1,314,102

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001par value, 300,000,000 shares
authorized; 186,684,199 shares issued and outstanding
as of November 30, 2009 and May 31, 2009	18,668	18,668
Additional paid in capital	547,729	547,729
Accumulated deficit	(1,633,119)	(1,633,339)
Accumulated other comprehensive loss	(2,093)	(724)
TOTAL STOCKHOLDERS’ DEFICIT	(1,068,815)	(1,067,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$151,173	$246,436

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (Unaudited)

	For the three months ended		For the six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Revenue	$154	$174,312	$41,733	$393,225

Cost of goods sold (inclusive of depreciation)	423	55,099	4,789	99,267

Gross (loss) profit	(269)	119,213	36,944	293,958

General and administrative expenses	23,772	441,948	58,913	854,648

Operating loss	(24,041)	(322,735)	(21,969)	(560,690)

Other Income
Other income	5,385	641	10,771	641
Interest received	-	135	-	749
Gain on disposal of plant & equipment	256	-	11,418	-
Total Other Income	5,641	776	22,189	1,390
Income (loss) before provision for income taxes	(18,400)	(321,959)	220	(559,300)
Provision for income taxes	-	(7,826)	-	(20,556)

Net income (loss)	(18,400)	(329,785)	220	(579,856)

Other Comprehensive Income

Income (loss) on Foreign currency translation	100	10,349	(1,369)	8,814

Total Other Comprehensive Income	100	10,349	(1,369)	8,814

Comprehensive income (loss)	$(18,300)	$(319,436)	$(1,149)	$(571,042)

Net income(loss) per share, basic & diluted	$(0.0000)	$(0.0018)	$0.0000	$(0.0031)

Weighted average number of shares	186,684,199	186,575,691	186,684,199	186,493,111

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the six months ended
	November 30,
	2009	2008
Cash flow from operating activities
Net income (loss)	$220	$(579,856)
Adjustments for:
Amortization	6,769	6,823
Depreciation	2,441	7,673
Gain on disposal of plant and equipment	(11,418)
Changes in operating assets and liabilities:
Increase in inventories	-	14,189
Decrease (Increase) in trade receivables	24,155	(7,375)
(Increase) Decrease in deposits, prepayments and other receivables	(7,319)	22,808
(Decrease) Increase in trade payables	(25,539)	39,893
(Decrease) Increase in other payables and accruals	(96,915)	101,084
Increase (Decrease) in amount due to minority shareholder	28,340	(100)
Net cash outflow from operating activities	(79,266)	(394,861)

Investing activities
Purchase of property, plant and equipment	-	(147,876)
Proceeds from disposal of plant and equipment	78,828	-
Purchase of intangible assets	-	(8,062)
Net cash inflow (outflow) from investing activities	78,828	(155,938)

Financing activities
Issuance of shares	-	424,155
Net cash inflow from financing activities	-	424,155

Net decrease in cash and cash equivalents	(438)	(126,644)

Effect of foreign exchange rate changes	(2,028)	9,364

Cash and cash equivalents at beginning of period	10,911	276,023

Cash and cash equivalents at end of period	$8,445	$158,743

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

(c)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the six month periods ended November 30, 2009 and 2008 were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the six months period ended November 30, 2009.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

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

Leasehold improvements

Over the shorter of the lease terms or 5 years

Computer hardware and software

5 to 10 years

IT equipment

5 years

Furniture, fixtures and equipment

10 years

The depreciation expense for the six month periods ended November 30, 2009 and 2008 amounted to $2,441 and $7,673, respectively.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

                5.5 years

Customer lists and relationships

5 years

The amortization expenses for the six month periods ended November 30, 2009 and 2008 amounted to $6,769 and $6,823, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

(Continued)

(h)   Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the six months period ended November 30, 2009.

(i)    Income Tax

The Company uses the asset and liability approach of accounting for income taxes.  The Company allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of November 30, 2009, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

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

	November 30, 2009	November 30, 2008
Period end RM : US$ exchange rate	0.2860	0.2758
Average six months end RM : US$ exchange rate	0.2857	0.2924
Period end RMB : US$ exchange rate	0.1457	0.1458
Average six months end RMB : US$ exchange rate	0.1458	0.1451
Period end HK$ : US$ exchange rate	0.1282	0.1282
Average six months end HK$ : US$ exchange rate	0.1282	0.1282

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

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	November 30, 2009	May 31, 2009
	(Unaudited)	(Unaudited)

Accounts receivable	$133,548	$157,703
Less: Allowance for doubtful accounts	(78,333)	(78,333)

Accounts receivable, net	$55,215	$79,370

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

Deposits, prepayment and other receivables as of November 30, 2009 and May 31, 2009 were summarized as follows:

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)
Rental and utility deposit	$5,042	$6,257
Prepayment	2,732	1,260
Other receivables	7,062	-

Total	$14,836	$7,517

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of November 30, 2009 and May 31, 2009 are summarized as follows:

		November 30, 2009		May 31, 2009
		(Unaudited)		(Audited)
At cost:	$		$
Computer hardware and software		27,516		27,325
IT equipment		6,254		78,038
Furniture, fixtures and equipment		12,319		12,451
Leasehold improvement		10,649		10,649

Less: Accumulated depreciation	$		$
Computer hardware and software		(18,935)		(18,187)
IT equipment		(1,435)		(4,564)
Furniture, fixtures and equipment		(8,610)		(8,434)
Leasehold improvement		(10,649)		(10,649)
		(39,629)		(41,834)
Plant and equipment , net		$17,109		$86,629

Depreciation expenses for the six month periods ended November 30, 2009 and 2008 were $2,441 and $7,673, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expenses charged to net income from operations for the six month periods ended November 30, 2009 and 2008 amounted to $6,769 and $6,823, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the six months periods ended November 30, 2009 and November 30, 2008 were as follows:

	Place of incorporation	2009	2008
Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology (M) Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	16.5%

	For the six months periods ended November 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” tax expense	$-	$20,556
Permanent expenses	-	-
Income tax expense	$-	$20,556

The provisions for income taxes for the six months periods ended November 30, 2009 and 2008 are summarized as follows:

	For the six month periods ended November 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$-	$20,556
Deferred	-	-
TOTAL	$-	$20,556

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2009

(Continued)

NOTE 10 – DUE TO A MINORITY SHAREHOLDER

Due to minority shareholder consists of advances from REDtone Telecommunications Sdn. Bhd. (“REDtone”) and payments on behalf of the Company by REDtone.  REDtone is a minority shareholder of the Company.

NOTE 11 – COMMON STOCK

As of November 30, 2009, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of November 30, 2009, the Company has a total of 186,684,199 shares of common stock issued and outstanding.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

As of November 30, 2009 and 2008, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong.  The expected annual lease payments under this operating lease were as follows:

	As of November 30,
	2009 (Unaudited)	2008 (Unaudited)
For the year ended May 31,
2009	$-	$12,341
2010	14,569	-
2011	6,071	-
TOTAL	$20,640	$12,341

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,633,119 and a working capital deficit of $1,135,444.

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

Business Overview

We are an information and communication technology (ICT) application provider in China and Asia specializing in internet connectivity, internet value-added services and voice services for the hospitality industry. We provide consulting, implementation, operating and support services for ICT systems such as telephone systems, internet systems, wireless solutions, and online concierge systems to hotels. We have provided ICT applications to more than 300 hotels throughout China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, Indonesia and the United States. Currently, we have offices located in Hong Kong and Puchong, Malaysia.

In anticipation of the tougher year coming ahead, the Group has initiated the cost contention exercise last year and non-profit generating business activities are gradually phasing out, while the management continues to seek new profitable business opportunities.

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

We recognize revenue when all of the following criteria exist.

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

Results of Operations

Three and Six Months Ended November 30, 2009 as Compared to Three and Six Months Ended November 30, 2008

The following table summarizes the results of our operations during the Three and Six months periods ended November 30, 2009 and 2008, and provides information regarding the percentage change from the Three and Six months period ended November 30, 2008 to the Three and Six months period ended November 30, 2009.

	Three months ended			Six months ended
	November 30,			November 30,
	2009	2008	Percentage change	2009	2008	Percentage change

Revenue	$154	$174,312	(100%)	$41,733	$393,225	(89%)

Cost of goods sold (inclusive of
depreciation)	423	55,099	(99%)	4,789	99,267	(95%)

Gross profit/(loss)	(269)	119,213	(100%)	36,944	293,958	(87%)

General and administrative expenses	23,772	441,948	(95%)	58,913	854,648	(93%)

Net (loss) profit from operations	(24,041)	(322,735)	(92%)	(21,969)	(560,690)	(96%)

Other income	5,641	776	627%	22,189	1,390	(1,496%)

Net (loss) profits before
provision for income taxes	(18,400)	(321,959)	(94%)	220	(559,300)	(100%)

Provision for income taxes	-	7,826	(100%)	-	20,556	(100%)

Net (loss) profits	(18,400)	(329,785)	(94%)	220	(579,856)	(100%)

Revenues

The Group has recorded only $154 in revenue in this current quarter.  The group has commenced cost contention exercise since last year due to low profitability from revenue in order to decrease further losses to the Group.  Sales activities have been gradually reduced since then.

Cost of goods sold and gross profit

Gross profit is recorded at negative in this current quarter mainly attributable to the fixed bandwidth costs and depreciation of equipment.

General and administrative expenses

General and administrative expenses have been reduced substantially after the downsizing measures commenced in last year.  Majority of the expenses are made up of professional fees and administrative salary.

(Loss) Income before income tax

Loss before income tax has decreased for the three and six months ended November, 2009 as compared to an income before tax for the same period of 2008, though no revenue is recorded due to substantial reduction in general and administrative expenses.

Provision for taxes

Provision for taxation for the Three and Six months period ended November 30, 2009 was $nil compared to $7,826 and $20,556 provision for the Three and Six months period ended November 30, 2008. The provision for taxation was incurred by a profit making subsidiary within the Group last year.

Net Loss before income tax

For the period under review, due to the downsizing exercise taken off in the Group, the Group has managed to mitigate the business loss to $19k compared to $330k as experienced in the previous year.

Liquidity and Capital Resources

Cash

Our cash balance at November 30, 2009, was $8,445, representing a decrease of $2,466 compared with our cash balance of $10,911 at November 30, 2009.

Cash Flow

	Six months ended November 30,
	2009	2008	Percentage change
Net cash used in operating activities	$(79,266)	$(394,861)	(80%)
Net cash provided by/(used in) investing activities	78,828	(155,938)	151%
Net cash provided by financing activities	-	424,155	(100%)
Net decrease in cash	(438)	(126,644)	(100%)

Cash outflows from operations during the Six months ended November 30, 2009 amounted to $79,226 as compared to net cash outflows from operations of $394,861 in the same period of 2008, due to cessation of China operations and the on-going downsizing in the Group currently.

Our cash outflows in investing activities during the Six months ended November 30, 2008 amounted to $155,938 as compared to cash inflows of $78,828 for the same period in 2009. The cash inflow from the investing activities is primarily due to disposal of plant and equipment in Malaysia during the last quarter.

There is no financing activities in the current quarter.  The Group generated $424,155 in the same period last year from issuance of 327,770 shares of common stock.

Working Capital

Our working capital was a deficit of $1,135,444 at November 30, 2009.  The management is actively pursuing strategies and measures to turnaround the Group in a very near future with the new business opportunities identified.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

              As of November 30, 2009, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of November 30, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2009.

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

Dated: Jan 19, 2010	Hotgate Technology, Inc.

By:

/s/ Chuan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Yan Suan Sah
Name: Yan Suan Sah
Title: Chief Financial Officer