Form 10-Q
period 2010-02-28
HOTGATE TECHNOLOGY, INC.
filed 2010-04-19
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

HOTGATE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Room 1602, Aitken Vanson Centre, 61 Hoi Yuen Rd., Kwun Tong, Hong Kong
(Address of Principal Executive Offices)

(852) 2270-0688
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes    X       No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer (do not check if smaller reporting company)☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes             No     X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	186,684,199

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

As of Quarter Ended February 28, 2010 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of February 28, 2010 (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited) for the Three and Nine Months Ended February 28, 2010 and 2009	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended February 28, 2010 and 2009	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,650	10,911
Accounts receivable, net of allowance	24,392	79,370
Inventories	6,048	6,048
Deposit, prepayment and other receivables	14,802	7,517
Total current assets	62,892	103,846
PLANT & EQUIPMENT
At cost:
Computer equipment	27,517	27,325
IT equipment	6,256	78,038
Furniture, fixtures and equipment	12,498	12,451
Leasehold improvement	10,649	10,649
Less: Accumulated depreciation
Computer equipment	(19,300)	(18,187)
IT equipment	(1,670)	(4,564)
Furniture, fixtures and equipment	(8,916)	(8,434)
Leasehold improvement	(10,649)	(10,649)
Total plant & equipment	16,385	86,629
INTANGIBLE ASSETS, net of accumulated amortization	46,120	55,961

TOTAL ASSETS	$125,397	246,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,906	65,901
Accrued expenses and other payables	173,565	267,732
Due to a minority shareholder	1,008,809	980,469
Total current liabilities	1,211,280	1,314,102

TOTAL LIABILITIES	1,211,280	1,314,102

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 300,000,000 shares authorized; 186,684,199 shares issued and outstanding as of February 28, 2010 and May 31, 2009	18,668	18,668
Additional paid in capital	547,729	547,729
Accumulated deficit	(1,654,008)	(1,633,339)
Accumulated other comprehensive loss	1,728	(724)
TOTAL STOCKHOLDERS’ DEFICIT	(1,085,883)	(1,067,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,397	246,436

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Revenue	$2	$97,778	$41,735	$491,003

Cost of goods sold (inclusive of depreciation)	231	30,268	5,020	129,535

Gross (loss) profit	(229)	67,510	36,715	361,468

General and administrative expenses	26,045	286,264	84,958	1,140,912

Operating loss	(26,274)	(218,754)	(48,243)	(779,444)

Other Income
Other income	5,384	-	16,155	641
Interest received	-	208	-	957
Gain on disposal of plant & equipment	1	-	11,419	-
Total Other Income	5,385	208	27,574	1,598
Income (loss) before provision for income taxes	(20,889)	(218,546)	(20,669)	(777,846)
Provision for income taxes	-	3,633	-	(16,923)

Net (loss)	(20,889)	(214,913)	(20,669)	(794,769)

Other Comprehensive Income (Loss)

Income (loss) on Foreign currency translation	3,821	(14,220)	2,452	(5,406)

Total Other Comprehensive Income (Loss)	3,821	(14,220)	2,452	(5,406)

Comprehensive income (loss)	$(17,068)	$(229,133)	$(18,217)	$(800,175)

Net income (loss) per share, basic & diluted	$(0.0001)	$(0.0012)	$0.0001	$(0.0043)

Weighted average number of shares	186,684,199	186,649,199	186,684,199	186,570,511

See accompanying notes to the condensed consolidated financial statements

 HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months
	ended February 28,
	2010	2009
Cash flow from operating activities
Net (loss)	$(20,669)	$(794,769)
Adjustments for:
Amortization	10,154	9,899
Depreciation	3,157	10,497
Gain on disposal of plant and equipment	(11,419)	-
Changes in operating assets and liabilities	(18,777)	(774,373)
Decrease in inventories	-	15,251
Decrease (Increase) in trade receivables	54,978	(14,698)
(Increase) Decrease in deposits, prepayments and other receivables	(7,285)	52,039
(Decrease) Increase in trade payables	(36,995)	103,360
(Decrease) Increase in other payables and accruals	(94,167)	212,944
Increase in amount due to minority shareholder	28,340	4,953
Net cash outflow from operating activities	(73,906)	(400,524)

Investing activities
Purchase of property, plant and equipment	-	(216,579)
Proceeds from disposal of plant and equipment	78,828	-
Purchase of intangible assets	-	(7,863)
Net cash inflow (outflow) from investing activities	78,828	(224,442)

Financing activities
Issuance of shares	-	424,155
Net cash inflow from financing activities	-	424,155

Net increase/(decrease) in cash and cash equivalents	4,922	(200,811)

Effect of foreign exchange rate changes	1,817	(3,232)

Cash and cash equivalents at beginning of period	10,911	276,023

Cash and cash equivalents at end of period	$17,650	$71,980

See accompanying notes to the condensed consolidated financial statements

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

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

(c)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  No allowances for doubtful debts for the nine month periods ended February 28, 2010 and 2009 were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the nine months period ended February 28, 2010.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

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

Leasehold improvements

Over the shorter of the lease terms or 5 years

Computer hardware and software

5 to 10 years

IT equipment

5 years

Furniture, fixtures and equipment

10 years

The depreciation expense for the nine month periods ended February 28, 2010 and 2009 amounted to $3,157 and $10,497, respectively.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

5.5 years

Customer lists and relationships

5 years

The amortization expenses for the nine month periods ended February 28, 2010 and 2009 amounted to $10,154 and $9,899, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

(Continued)

(h)   Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets for the nine months period ended February 28, 2010.

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(l)    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of February 28, 2010, there were no common share equivalents outstanding.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

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

	February 28, 2010	February 28, 2009

Period end RM : US$ exchange rate	0.2992	0.2689
Average nine months end RM : US$ exchange rate	0.2923	0.2890
Period end RMB : US$ exchange rate	0.1461	0.1456
Average nine months end RMB : US$ exchange rate	0.1459	0.1450
Period end HK$ : US$ exchange rate	0.1282	0.1282
Average nine months end HK$ : US$ exchange rate	0.1282	0.1282

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

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

(Continued)

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)

Accounts receivable	$102,725	$157,703
Less: Allowance for doubtful accounts	(78,333)	(78,333)

Accounts receivable, net	$24,392	$79,370

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

Deposits, prepayment and other receivables as of February 28, 2010 and May 31, 2009 were summarized as follows:

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)
Rental and utility deposit	$5,042	$6,257
Prepayment	2,695	1,260
Other receivables	7,065	-

Total	$14,802	$7,517

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

(Continued)

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of February 28, 2010 and May 31, 2009 are summarized as follows:

		February 28, 2010		May 31, 2009
		(Unaudited)		(Audited)

At cost:	$		$
Computer hardware and software		27,517		27,325
IT equipment		6,256		78,038
Furniture, fixtures and equipment		12,498		12,451
Leasehold improvement		10,649		10,649
		56,920		128,463

Less: Accumulated depreciation	$		$
Computer hardware and software		(19,300)		(18,187)
IT equipment		(1,670)		(4,564)
Furniture, fixtures and equipment		(8,916)		(8,434)
Leasehold improvement		(10,649)		(10,649)
		(40,535)		(41,834)

Plant and equipment , net		$16,385		$86,629

Depreciation expenses for the nine month periods ended February 28, 2010 and 2009 were $3,157 and $10,497, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consisted primarily of voice mail system software and customer lists and relationships acquired.

The amortization expenses charged to net income from operations for the nine month periods ended February 28, 2010 and 2009 amounted to $10,154 and $9,899, respectively.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

(Continued)

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the nine months periods ended February 28, 2010 and February 28, 2009  were as follows:

	Place of incorporation	2010	2009

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology (M) Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	16.5%

	For the nine months periods ended February 28,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” tax expense	$-	$16,923
Permanent expenses	-	-
Income tax expense	$-	$16,923

The provisions for income taxes for the nine months periods ended February 28, 2010 and 2009 are summarized as follows:

	For the nine months periods ended February 28,
	2010	2009
	(Unaudited)	(Unaudited)

Current	$-	$16,923
Deferred	-	-
TOTAL	$-	$16,923

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

February 28, 2010

(Continued)

NOTE 10 – DUE TO A MINORITY SHAREHOLDER

Due to minority shareholder consists of advances from REDtone Telecommunications Sdn. Bhd. (“REDtone”) and payments on behalf of the Company by REDtone.  REDtone is a minority shareholder of the Company.

NOTE 11 – COMMON STOCK

As of  February 28, 2010, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of February 28, 2010, the Company has a total of 186,684,199 shares of common stock issued and outstanding.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

As of February 28, 2010 and 2009, the Company had arranged non-cancelable operating leases with third parties for its offices in Hong Kong.  The expected annual lease payments under this operating lease were as follows:

	As of February 28,
	2010 (Unaudited)	2009 (Unaudited)
For the year ended May 31,
2009	$-	$12,341
2010	14,569	-
2011	6,071	-
TOTAL	$20,640	$12,341

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,654,008 and a working capital deficit of $1,148,388.

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

We recognize revenue when all of the following criteria must exist in order for us to recognize revenue:

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

Results of Operations

Three and Nine Months Ended February 28, 2010 as Compared to Three and Nine Months Ended February 28, 2009

The following table summarizes the results of our operations during the Three and Nine months periods ended February 28, 2010 and 2009, and provides information regarding the percentage change from the Three and Nine months period ended February 28, 2009 to the Three and Nine months period ended February 28, 2010.

	Three months ended February 28,			Nine months ended February 28,
	2010	2009	Percentage change	2010	2009	Percentage change

Revenue	$2	$97,778	(100%)	$41,735	$491,003	(91%)
Cost of goods sold (inclusive of depreciation)	231	30,268	(99%)	5,020	129,535	(96%)
Gross profit/(loss)	(229)	67,510	(100%)	36,715	361,468	(90%)
General and administrative expenses	26,045	286,264	(91%)	84,958	1,140,912	(93%)
Net (loss) profit from operations	(26,274)	(218,754)	(88%)	(48,243)	(779,444)	(94%)
Other income	5,385	208	2489%	27,574	1,598	1,625%
Net (loss) profits before provision for income taxes	(20,889)	(218,546)	(90%)	(20,669)	(777,846)	(97%)
Provision for income taxes	-	3,633	(100%)	-	(16,923)	(100%)
Net (loss) profits	(20,889)	(214,913)	(90%)	(20,669)	(794,769)	(97%)

Revenues

The Group has generated zero revenue in this current quarter.  The revenue reported is due to the foreign exchange rate difference on the sales generated from the previous quarters.

Cost of goods sold and gross profit

Gross profit is recorded at negative in this current quarter mainly attributable to the depreciation of equipment.

General and administrative expenses

General and administrative expenses have been reduced substantially after the cost contention measures commenced in last year.  Majority of the expenses are made up of professional fees and administrative salary.

(Loss) Income before income tax

Loss before income tax has decreased for the three and nine months ended February 28, 2010 as compared to an income before tax for the same period of 2009, though no revenue is recorded due to substantial reduction in general and administrative expenses.

Provision for taxes

Provision for taxation for the Nine months period ended February 28, 2010 was $nil compared to $16,923 provision for the  Nine months period ended February 28, 2009. The provision for taxation was incurred by a profit making subsidiary within the Group last year.

Net Loss before income tax

For the period under review, due to the downsizing exercise taken off in the Group, the Group has managed to mitigate the business loss to $21k for the nine months period ended February 28, 2010 compared to $795k as compared to the same period of previous year.

Liquidity and Capital Resources

Cash

Our cash balance at February 28, 2010, was $17,650, representing a decrease of $54,330 compared with our cash balance of $71,980 at February 28, 2009.

Cash Flow

	Nine months ended February 28,
	2010	2009	Percentage change

Net cash used in operating activities	$(73,906)	$(400,524)	(82%)
Net cash provided by/(used in) investing activities	78,828	(224,442)	135%
Net cash provided by financing activities	-	424,155	(100%)
Net increase/(decrease) in cash	4,922	(200,811)	102%

Cash outflows from operations during the Nine months ended February 28, 2010 amounted to $73,906 as compared to net cash outflows from operations of $400,524 in the same period of 2009, due to cessation of China operations and the on-going downsizing in the Group currently.

Our cash outflows in investing activities during the Nine months ended February 28, 2009 was amounted to $224,442 as compared to cash inflows of $78,828 for the same period in 2010. The cash inflow from the investing activities is primarily due to disposal of plant and equipment in Malaysia during the last quarter.

There is no financing activities in the current quarter.  The Group generated $424,155 in the same period last year from issuance of 327,770 shares of common stock.

Working Capital

Our working capital was a deficit of $1,148,388 at February 28, 2010.  The management is actively pursuing strategies and measures to turnaround the Group in a very near future with the new business opportunities identified.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of February 28, 2010, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of February 28, 2010, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2010.

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

Dated: April 19, 2010	Hotgate Technology, Inc.

By:

/s/ Chuan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Yan Suan Sah
Name: Yan Suan Sah
Title: Chief Financial Officer