Form 10-K
period 2010-05-31
HOTGATE TECHNOLOGY, INC.
filed 2010-08-30
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 333-129388

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

Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.   Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

 Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $63,312.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2010 was $-0-Although listed on the OTCBB under the symbol HTGT, there is currently no active trading for the registrant’s common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-.

 At the date of this report, there were 24,723,683 outstanding shares of Hotgate Technology, Inc. Common Stock, $0.0001 par value, after the reverse stock split as disclosed in Item 9B(d).

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

6

ITEM 1B. UNRESOLVED STAFF COMMENTS

8

ITEM 2. PROPERTIES

8

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. [REMOVED AND RESERVED]

9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                                                              9

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                                           9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                                                                                        13

ITEM 9A. CONTROLS AND PROCEDURES

13

ITEM 9B. OTHER INFORMATION

14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

15

ITEM 11. EXECUTIVE COMPENSATION.

16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                               17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

18

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

On May 16, 2008, the Company entered into an Agreement for Share Exchange (the “Agreement”) with Hotgate Holding Limited, a British Virgin Island company (“HHL”) and the shareholders of HHL, namely Redtone Telecommunications Sdn Bhd, a Malaysian company, Pang Wee Tak, Alvin James and Michael Yang, individually.  Such shareholders collectively own 100% of the shares of HHL.  Upon completion of the Agreement, the Company had a total of approximately 186,321,429 shares of its common stock issued and outstanding. In connection with these changes, the Company received a new trading symbol of HTGT on June 9, 2008.

Since the previous 4th quarter of the fiscal year ended May 31, 2009, the management has implemented a drastic downsizing arrangement for the Group as a measure to braise through the severe economic crisis and the expenses and resources has been kept down in line.

On September 30, 2009, the Board of Directors of the Company accepted the resignation of Ms. Li Li Wong as the Chief Financial Officer of the Company, as was previously reported on Form 8-K filed October 2, 2009.  Ms. Wong’s resignation is not due to any disagreements with the Company and she has no claims against the Company.  On the same day, the Board of Directors of the Company appointed Ms. Yan Suan Sah to serve as the Company’s Chief Financial Officer.  Ms. Yan Suan Sah, age 33, is a registered Chartered Accountant with Malaysian Institute of Accountants, and also an associate member of Chartered Institute of Management Accountants UK.  She brings with her over 10 years of work experience in finance, accounting and internal control.

On May 3, 2010, the Board of Directors of the Company accepted the resignation of Mr Chuan Beng Wei as the interim Chief Executive Officer of the Company, which was reported on Form 8-K filed May 5, 2010. Ms Yan Suan Sah was appointed as the Chief Executive Officer on the same day.

Business of the Issuer

Business Overview

We are an information and communication technology (ICT) application provider in China and Asia specializing in internet connectivity, internet value-added services, wireless solutions and voice services for the hospitality industry. We provide consulting, implementation, operating and support services for ICT systems such as telephone systems, internet systems, wireless solutions, and online concierge systems to hotels. Currently, we have offices located in Hong Kong, and Malaysia.

However, in anticipation of the tougher year coming ahead, the Group has initiated the cost contention exercise last year and non-profit generating business activities are gradually phasing out, while the management continues to seek new profitable business opportunities.

In line with the management’s decision to seek new profitable business, the Company entered into an Agreement for a Share Exchange (the “Agreement”) on August 2, 2010 with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia, which was previously reported on Form 8-K filed on August 3.   Upon the closing of the transactions contemplated in the Agreement, the Company will acquire 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”). REDtone China has subsidiaries in Shanghai which are principally involved in the business of offering discounted call services for end users and corporate segment in Shanghai.   Redtone China is also conducting paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom. The details of the Agreement are discussed in Note 18 of the Company Financial Statements.

Products and Services

The Hospitality Hotgate Solution is a tailor-made solution for hotels that offer traditional voice services.

The voice suite provides traditional telecommunication applications including phone systems, voice mail, fax and other phone-based services.

Competition

The market of ICT solutions for the hospitality industry throughout Asia is highly competitive. We compete with various companies in respect to specific elements of our business. Many of our competitors are large companies with substantially greater resources. Our competitors also include small firms offering network services, divisions of large entities and other large independent firms. Our major competitors included InterTouch owned by NTT DoCoMo, Inc., iBAHN owned by STSN Inc., Juru Data Sdn Bhd and FCS Computer Systems. Due to severe market competition, our business has not achieved the targeted sales volume and we are looking for strategic partners to enhance our market presence or possibly merger and acquisition opportunities to strengthen our position.

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

Customers and Suppliers

Our major customers are hotels located in Asia. We serve a wide range of hotels from domestic motels to international brands.  We provide our customers with ICT services through our product offering.

Intellectual Property and Research and Development

The Company has no registered patents, trademarks or copyrights and no applications for patents, trademarks or copyrights are pending.

The Company utilized intellectual property pursuant to an agreement signed between its wholly owned subsidiary, Hotgate Technology (M) Sdn  Bhd and Synchroweb Technology Sdn Bhd on December 18, 2006 in respect of the HOTGATE patent and solutions for internet billing gateway and customer list, and another agreement between its wholly owned subsidiary, Hotgate VMS Technology Limited (“VMS”) and Redtone Technology Sdn Bhd on 28 February 2009 which grants VMS a non-transferable and non-exclusive perpetual license to use the licensed Telecare Voice Mail System source code.

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2010.

Number of Employees

Currently, we have our Chief Executive Officer to manage the Company. With the acquisition of REDtone China, we anticipate the need to hire additional employees in the very near future. Our existing personnel are not subject to any collective bargaining agreements and management believes that its relationship with the Company’s personnel is good.

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

Our operations and assets in China are subject to significant political and economic uncertainties.

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

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

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

The Chinese and Malaysian governments exert substantial influence over the manner in which we must conduct our business activities which could have an adverse effect on our ability to operate in China and Malaysia.

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

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

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB and other local currencies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at Suites 27, 6th Floor, IOI Business Park, 47100 Puchong, Selangor, Malaysia.  The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of July 31, 2010, we had 24,723,683 outstanding shares of Common Stock, after the reverse stock split as disclosed in Item 9B(d).

On June 9, 2008, our common stock began being quoted on the OTCBB under the symbol “HTGT”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2010, we had approximately 49 shareholders of record.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

During the fiscal year ended May 31, 2010, the Company did not sell any unregistered securities. Subsequent to the fiscal year ended May 31, 2010, the Company sold unregistered securities as contained herein. These shares were sold to a stockholder who acknowledges and understands that the certificates representing the shares has not been registered under the Securities Act 1933, as amended (“The Act”) and are restricted securities as that term is defined in Rule 144 under the Act, and requires written release from either the issuing Company or their attorney prior to legend removal.

Date of share certificate	Share certificate number	Name of shareholder	No. of shares	Subscription price (per share)	Total subscription price (US$)
2 August 2010	1156	Grand Trading Investment Pte Ltd	110,000,000	US$0.0004	44,000

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an information and communication technology (ICT) application provider in China and Asia specializing in internet connectivity, internet value-added services, wireless solutions and voice services for the hospitality industry. Subsequent to the economic crisis and severe market competition, the operation of the company has been drastically downsized in FY2010.

We intend to establish new core business that is aligned to the core experience and competency of the management and previous business along with the scope of business in internet based solutions especially to ride on the growth of mobile internet and telecommunication value added services, leveraging of business partners in market such as China.  In line with the management’s decision to seek new profitable business, the Company has on August 2, 2010, entered into an Agreement for a Share Exchange (the “Agreement”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the Agreement, the Company will acquire 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”). REDtone China has subsidiaries in Shanghai which are principally involved in the business of offering discounted call services, e-commerce services and 3G mobile internet solutions. The details of the Agreement are discussed in Note 18 of the Company Financial Statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

	Fiscal year ended May 31,		Increase /(Decrease)
	2010	2009	from previous year
				%
Revenue	$63,312	$716,531	$(653,219)	-91%
Cost of goods sold	12,098	155,507	(143,409)	-92%
Gross profit	51,214	561,024	(509,810)	-91%
General and administrative expenses	161,819	1,111,263	(949,444)	-85%
Net (loss) profit from operations	(110,605)	(550,239)	439,634	-80%
Other Income /(Expenses)			-
Recovery of doubtful debts	60,764	-	60,764	NA
Interest income	2	687	(685)	-100%
Gain/（loss）on disposal of plant & equipment	11,485	(39,911)	51,396	NA
Impairment loss on investment in a subsidiary	-	(307,123)	307,123	-100%
Total Other Income (Expense)	72,251	(346,347)	418,598	NA
Net loss before provision for income taxes	(38,354)	(896,586)	858,232	-96%
Provision for income taxes	-	-	-
Net loss	(38,354)	(896,586)	858,232	-96%
Other comprehensive loss:Loss on foreign exchange	(16,950)	(724)	(16,226)	2241%
Comprehensive loss	(55,304)	(897,310)	842,006	-94%

Year ended May 31, 2010 compared to year ended May 31, 2009

Revenues.   Revenues from operations for the year ended May 31, 2010 of $63,312 reflected a decrease of $653,219 over the fiscal year ended May 31, 2009.  This is due to severe downsizing of company operations due to the economic crisis and severe market competition.

Cost of Sales.  Costs of sales has registered a reduction of 92% over the fiscal year ended May 31, 2009, in tandem with the reduction of revenues.

General and administrative expenses.  As a result of management effort in cost control, the general and administrative expenses has been reduced to $161,819 for the fiscal year ended May 31, 2010, a reduction of 85% or $949,444 compared with the similar period last year.   Major expenses cut were observed in professional fees and payroll related  and staff travelling expenses as a result of downsizing.

Other Income/(Expenses)

Recovery of doubtful debts.   During the fiscal year ended May 31, 2010, the Company recorded a recovery of doubtful debt total $60,764 which was previously classified as doubtful collection in account.

Impairment loss on investment in a subsidiary.   During the fiscal year ended May 31, 2009, the Company recorded a total impairment loss of $307,123, for Beijing Hotgate Technology Limited (“Beijing Hotgate”) being the investment cost and advances to Beijing Hotgate, which are considered not recoverable.  In the fiscal year ended May 31, 2010, no impairment loss was recorded.

Net Loss before income tax.  For the fiscal year under review, operations in China and Malaysia underwent severe downsizing which led to the major reduction in staff and headcount related costs and associated cuts in legal and professional fees. As a result, the net loss for the fiscal year under review was lower at $38,354 as compared to $896,586 over the fiscal year 2009.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2010, was $9,527, representing a slight decrease of $1,384, from previous cash balance of $10,911 as of May 31, 2009.

Cash Flow (before effect of exchange rate changes).

	Fiscal year ended May 31,
	2010	2009	Percentage change (%)
Net cash used in operating activities	$(62,542)	$(265,356)	-76%
Net cash provided by/ (used in) investing activities	78,828	(435,856)	NA
Net cash provided by financing activities	-	441,655	-100%
Net increase /(decrease) in cash	16,286	(259,557)	NA

Net cash used in operations during the fiscal year ended May 31, 2010 amounted to $62,542 as compared to net cash used in operations of $265,356 in the same period of 2009, a reduction of 76% as a result of downsized operations.

Net positive cashflow generated from investing activities for the fiscal year ended May 31, 2010 amounted to $78,828 due to disposal of some ICT equipment.  In the same period of 2009, a total of $435,856 was spent for renovations for new offices in China and Malaysia and the purchase of furniture and fittings, new notebooks and computers for the new offices in China and Malaysia, and the purchase of hotel ICT equipment during the early quarters of 2009.

There were no financing activities for the year ended May 31, 2010. In the same period of 2009, a total net cash of $441,655 was  generated through issuance of 362,770 shares of common stock or equivalent to 30,231 shares if reverse stock split effect retroactively.

Working Capital

Our working capital was a deficit of $1,180,725 at May 31, 2010.  On-going effort has been made to secure new opportunities for injection of new business into the Company to enhance the financial position of the Group.

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

As highlighted in the previous section, the Company has on August 2, 2010, entered into an Agreement for a Share Exchange (the “Agreement”) for the acquisition of 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”) whom via its subsidiaries in Shanghai are principally involved in the business of offering discounted call services for end users and corporate segment.  Redtone China is also conducting paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom. The details of the Agreement are disclosed in Item 9B (c) of this report.

We were in a working capital shortage at the fiscal year end of May 31, 2010, and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately six month.

At May 31, 2010, we had stockholders’ deficit of $1,122,970, total assets of $106,290 and total current liabilities of $1,229,260.  For the year ended May 31, 2010, we have incurred losses of $38,354, and for the year ended May 31, 2010, we used cash in operations of $62,542. Our operations have been funded by the sale of ICT equipment to finance and collection of receivables to support working capital and general corporate purposes.

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

Recent Accounting Pronouncements.

The Company does not expect the adoption of any recent accounting pronouncements which are further elaborated in Note 3 (o) of Notes to Consolidated Financial Statements will have any material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements and the notes thereto appear in Part IV, Item 15, of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accounting firm of Madsen and Associates CPA’s, Inc., (“Madsen”) was engaged on September 8, 2008 as independent auditor of the Company.

During the period that Madsen served as our independent auditor, we have not had any disagreements with Madsen, whether resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of May 31, 2010, the end of the fiscal year covered by this Form 10-K, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of May 31, 2010, our disclosure controls and procedures were not effective,  because they did not have proper application of accounting principles to ensure a material transaction was accounted for in accordance to the United States generally accepted accounting principles.  The remedial action plan is for the management to provide further technical review over the accounting policies used in ensuring that the financial reports comply with the United States generally accepted accounting principles.  Otherwise, information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2010 that have not been already disclosed on a Form 8-K filed with the SEC except for the following:

(a)

On 29 June 2010, the Company entered into the following:

1.

Share Sale Agreement between the Company and Yan Suan Sah for the acquisition by the Company of 1 share in RT Communications Limited, representing 100% equity interest in RT Communications Limited for a total cash consideration of USD1.00;

2.

Share Sale Agreement between Hotgate VMS Technology Limited (“Hotgate VMS”) and Hotgate Holdings Limited for the disposal by Hotgate VMS of USD166,025 in the issued and paid-up capital of Beijing Hotgate Technology Limited, representing 100% equity interest in Beijing Hotgate Technology Limited for a total cash consideration of RMB1.00;

3.

Share Sale Agreement between Hotgate Holdings Limited and RT Communications Limited for the acquisition by RT Communications Limited of 500,000 shares of HKD1.00 each in Hotgate VMS, representing 100% equity interest in Hotgate VMS for a total cash consideration of HKD1.00; and

4.

Share Sale Agreement between the Company and Wimax Asia Limited for the disposal by Hotgate of 100,000,000 issued shares of one class with no par value in Hotgate Holdings Limited, representing 100% equity interest in Hotgate Holdings Limited for a total cash consideration of USD3.00.

(b)

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which company Lu Kan, Lee Chee Keong, and Tan Chee Keong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd.

(c)

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”).

Consideration to be paid by the Company shall be a total of 244,444,444 shares of its common stock  (following the reverse split set forth in item (d) below) in exchange for 100% ownership of REDtone China (such share exchange shall be referred to herein as the “Exchange”)

The SEA also provide for the implementation and completion of the capitalization of the debts due from the Company to REDtone International Berhad which is to be satisfied by way of issuance and allotment of 13,147,197 shares of the Company’s common stock and the presentation of any required financial statements for the completion of the transaction as required by applicable law.

On July 29, 2010, the Company’s majority shareholders approved a resolution to effect a one-for-twelve reverse stock split of the Company’s common stock.

(d)

As a result of the reverse stock split, every twelve shares of the Company’s issued and outstanding common stock was combined into one share of common stock, and the number of shares of the Company’s common stock outstanding  was reduced from approximately 297 million shares to approximately 25 million shares.  The reverse stock split did not change the number of authorized shares of the Company’s common stock.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	45	Director Interim CEO	July 2008 - Present April 2009 – May 2010

Michael Chee Hoong Yang	62	Director Former President	July 2008 – Present July 2008 – April 2009

Yan Suan Sah	34	CEO	May 2010 – Present
		CFO	September 2009 - Present

Mr. Chuan Beng Wei took office as Director with the Company on July 2008.   In 1996, he founded Redtone Telecommunications Sdn Bhd which later became a subsidiary of Redtone International Bhd (“Redtone”), a company specializing in value-added telecommunications services.  Redtone is listed on the ACE market of Bursa Malaysia.  He served as the Managing Director of Redtone and was in charge of business development and strategic management. Mr. Wei began his career with Agilent Technologies (M) Sdn Bhd in 1989 and performed duties as a System Engineer and Major Account Manager. In 1995, he founded TQC Consultants (IT Division) Sdn Bhd, a software development and system integration company.  Mr. Wei is also a Council Member and the chairperson for Communication Special Interest Group for The Association of Computer and Multimedia Malaysia and the Vice President for the Kuala Lumpur/Selangor Darul Ehsan Telecommunication Association. He holds a Bachelor’s Degree in Electrical Engineering from the University of Technology in Malaysia and a Diploma in Management from the Malaysia Institute of Management.

Mr. Wei was also the interim CEO from April 13, 2009 to May 3, 2010.  Ms. Yan Suan Sah, the existing CFO of the Company assumes the role of CEO with effect from May 3, 2010.

Michael Yang, age 62, is a director of the Company. Since 1994, Mr. Yang has been the managing director of Zephyr Capital, an investment and management consulting company with clients in Australia, Malaysia, Hong Kong, China and other Asia countries. He is also a director of a number of companies including PHI Bhd., Cash Bhd. and EB Capital Bhd   Mr. Yang started his career in 1975 with Amanah-Chase Merchant Bank Bhd, the Malaysian merchant banking arm of Chase Manhattan Bank (now known as JP Morgan Chase) where he served as a General Manager and head of corporate banking. Mr. Yang holds a Master’s Degree in Business Administration from Cranfield University in the United Kingdom, a Bachelor of Economics degree (with honors) from the University of Malaya, Malaysia and a Diploma in Marketing from the Institute of Marketing in the United Kingdom.

Ms. Yan Suan Sah, age 34 is the CFO of the Company pursuant to the resignation of Li Li Wong on 30 September 2009.  Ms. Sah is a registered Chartered Accountant with Malaysian Institute of Accountants, and also an associate member of Chartered Institute of Management Accountants UK.  She brings with her over 10 years of work experience in finance, accounting and internal control.  Upon graduation from her Bachelor studies at Otago University in New Zealand, she began her career as an audit assistant in a Chartered Accounting firm in Malaysia.  In 1999, she joined TNT Logistics as an Accounts Executive.   In 2000, she worked at APIIT College as a Business Analyst, responsible for business analysis and internal control.   During her employment with APIIT, she obtained her Post Graduate Certificate in IT from Staffordshire University, UK in 2002.  In 2003, she joined Success Forte Sdn Bhd, a local business consulting firm, as a Business Consultant in the areas of accounting, tax, research and corporate finance.   In 2007, she worked with DSC Systems Sdn Bhd as the Group Finance Manager, responsible for the overall finance and administration of the group.  From 2008 until September 2009, Ms Sah was the Group Finance Manger of Redtone Telecommunications Sdn Bhd, responsible for the overall accounting and financial management of Redtone group.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2010, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2010 and 2009, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2010 or 2009 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2010	-0-	-0-	-0-	-0-
Director, Interim CEO	2009	-0-	-0-	-0-	-0-

Michael Yang Chee Hoong,	2010	-0-	-0-	-0-
Director, Former President	2009	-0-	-0-	18,058(1)	-0-

Yan Suan Sah, CEO, CFO	2010	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-
(1) The Company paid Mr Yang $18,058 in advisory fee pursuant to a service agreement for the fiscal year ended May 31, 2009

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2010 and 2009 fiscal years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of July 31, 2010: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had 24,723,683 shares of common stock outstanding.

(i)

Security Ownership of directors and executive officers: None

(ii)

Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	Grand Trading Investment Pte Ltd 47, Kaki Bukit Place, #04-00, Eunos Tech Park, 416225, Singapore.	9,166,667	37.1%

Common shares	CE Multimedia Pte Ltd 32B North Canal Road, 059288, Singapore.	7,063,438	28.6%

Common shares	Redtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	3,027,723	12.2%

(iii)

Security ownership of officers and directors as a group:  None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2010, there were no related transactions between the Company and the directors

During the fiscal year ended 31 May 2009, a wholly owned subsidiary of the Company entered into an advisory agreement with Michael Yang Chee Hoong, a director of the Company as described in Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen and Associates CPA’s Inc. has served as the Company’s principal accountant since September 8, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2010	2009
Audit Fees	$27,500	32,405

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	0	0

•	Audit Fees.

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

During its fiscal year ended May 31, 2010, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Independent Auditors’ Report – Madsen and Associates

F1

- Independent Auditors’ Report – Consolidated Balance Sheet at May 31, 2010

 and 2009

F2

- Consolidated Statements of Operations and Comprehensive Loss for the Years Ended May 31, 2010 and 2009

F3

- Consolidated Statements of Stockholders’ Deficit for the Years Ended May 31, 2010 and 2009

F4

- Consolidated Statements of Cash Flows for the Year Ended May 31, 2010 and 2009

F5

- Notes to Consolidated Financial Statements

F6

 Exhibit No.             Description

31.1	Certification of Sah Yan Suan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sah Yan Suan, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sah Yan Suan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Sah Yan Suan, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Board of Directors

Hotgate Technology, Inc. and Subsidiaries

Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Hotgate Technology, Inc. and subsidiaries (the Company) as of May 31, 2010 and 2009 and the consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period ended May 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of May 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

August 27, 2010

Salt Lake City, Utah

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of May 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,527	$10,911
Accounts receivable	23,919	79,370
Inventories	-	6,048
Deposits, prepayments and other receivables	15,089	7,517
Total current assets	48,535	103,846

PLANT AND EQUIPMENT, net of accumulated depreciation	14,970	86,629
INTANGIBLE ASSETS, net of accumulated depreciation	42,785	55,961

TOTAL ASSETS	$106,290	$246,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$30,144	$65,901
Accrued expenses and other payables	162,657	257,027
Income tax payables	11,279	10,705
Due to minority shareholder	1,025,180	980,469
Total current liabilities	1,229,260	1,314,102

TOTAL LIABILITIES	1,229,260	1,314,102

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 300,000,000 shares authorized; 15,557,017 shares issued and outstanding as of May 31, 2010 and 2009	1,556	1,556
Additional paid in capital	564,841	564,841
Accumulated deficits	(1,671,693)	(1,633,339)
Accumulated other comprehensive losses	(17,674)	(724)
TOTAL STOCKHOLDERS’ DEFICIT	(1,122,970)	(1,067,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,290	$246,436

See accompanying notes to the consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31, 2010 and 2009

	2010	2009

REVENUE	$63,312	$716,531

COST OF REVENUE (inclusive of depreciation)	12,098	155,507

GROSS PROFIT	51,214	561,024

GENERAL AND ADMINISTRATIVE EXPENSES	161,819	1,111,263

OPERATING LOSS	(110,605)	(550,239)

OTHER INCOME/(EXPENSE)
Recovery of doubtful debts	60,764	-
Interest income	2	687
Gain/(loss) on disposal of plant & equipment	11,485	(39,911)
Impairment loss on investment in a subsidiary	-	(307,123)

TOTAL OTHER INCOME/(EXPENSE)	72,251	(346,347)

LOSS BEFORE PROVISION FOR INCOME TAXES	(38,354)	(896,586)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(38,354)	$(896,586)

OTHER COMPREHENSIVE LOSS
Loss on foreign exchange translation	(16,950)	(724)

COMPREHENSIVE LOSS	$(55,304)	$(897,310)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES	15,557,017	15,548,226

See accompanying notes to the consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended May 31, 2010 and 2009

	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Losses	Total Deficit

Balance at June 1, 2008	15,526,786	$1,553	$123,189	$(736,753)	$-	$(612,011)

Net loss for the year	-	-	-	(896,586)	-	(896,586)

Loss on foreign exchange translation	-	-	-	-	(724)	(724)

Shares issued during the year	30,231	3	441,652	-	-	441,655

Balance at May 31, 2009 and June 1, 2009	15,557,017	$1,556	$564,841	$(1,633,339)	$(724)	$(1,067,666)

Net loss for the year	-	-	-	(38,354)	-	(38,354)

Loss on foreign exchange translation	-	-	-	-	(16,950)	(16,950)

Balance at May 31, 2010	15,557,017	$1,556	$564,841	$(1,671,693)	$(17,674)	$(1,122,970)

See accompanying notes to the consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net loss	$(38,354)	$(896,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	13,544	12,703
Depreciation expense	4,668	7,101
Provision for obsolete inventories	6,048	-
Impairment loss on investment in a subsidiary	-	307,123
(Gain)/loss on disposal of plant & equipment	(11,485)	39,911
Recovery of doubtful debts	(60,764)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	116,215	188,080
Decrease in inventories	-	44,744
(Increase)/decrease in deposits, prepayments and other receivables	(7,572)	64,075
(Decrease)/increase in accounts payable	(35,757)	32,618
Increase in income tax payable	574	7,822
Increase/(decrease) in due to minority shareholder	44,711	(257,320)
(Decrease)/increase in accrued liabilities and other payables	(94,370)	184,373

Net cash used in operating activities	(62,542)	(265,356)

Cash flows from investing activities
Purchase of plant and equipment	-	(120,950)
Purchase of customer lists and voice mail software	-	(7,783)
Capital contributed for investment in a subsidiary	-	(166,040)
Advances to a subsidiary	-	(141,083)
Disposal of plant and equipment	78,828	-

Net cash provided by/(used in) investing activities	78,828	(435,856)

Cash flows from financing activities
Issuance of common stock	-	441,655

Net cash provided by financing activities	-	441,655

Net increase/(decrease) in cash and cash equivalents	16,286	(259,557)

Effect of exchange rate changes on cash and cash equivalents	(17,670)	(5,555)

Cash and cash equivalents at beginning of year	10,911	276,023

Cash and cash equivalents at end of year	$9,527	$10,911

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Hotgate Technology, Inc. (the “Company”) was incorporated on January 6, 2005 in the State of Nevada.  The Company and subsidiaries are a group of companies engaged in the providing of system design, maintenance services and distance call services.

As at May 31, 2010, details of the subsidiaries are as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of May 31, 2010 and 2009, allowance for doubtful accounts of $nil and $78,333, respectively were recorded. Accounts receivable that are specifically identified as uncollectible are charged to bad debt expense. Bad debt expense recorded during the years ended May 31, 2010 and 2009 were $nil and $16,572, respectively.

Recovery of doubtful accounts for the years ended May 31, 2010 and 2009 were $60,764 and $nil, respectively.

(d) Inventories

Inventories consisting of merchandise for re-sale are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

Provision for obsolete inventories for the years ended May 31, 2010 and 2009 were $6,048 and $nil, respectively.

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

Leasehold improvements

Over the shorter of the lease terms or 5 years

Computer hardware and software

5 to 10 years

IT equipment

5 years

Furniture, fixtures and equipment

10 years

The depreciation expense for the years ended May 31, 2010 and 2009 amounted to $4,668 and $7,101, respectively.

(f) Intangible Assets

The Company acquired certain intangible assets which were comprised of voice mail system software through Hotgate VMS Technology Limited in May 2009.  The Company also acquired certain intangible assets through the acquisition of Hotgate Technology (M) Sdn. Bhd. in May 2009.  These intangible assets consisted of customer lists and relationships.  Both voice mail system software and customer lists and relationships are subject to amortization over their respective economic useful life and are reviewed for impairment if the carrying amount of these intangible assets are not recoverable and their carrying amount exceeds their fair market value.  After an impairment loss is recognized, the adjusted carrying amount of the intangible assets shall be their new accounting basis.

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

Intangible assets are amortized over the following estimated economic lives:

Voice mail system software

5.5 years

Customer lists and relationships

5 years

The amortization expenses for the years ended May 31, 2010 and 2009 amounted to $13,544 and $12,703, respectively.

(g) Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The impairment loss on investment in a subsidiary for the year ended May 31, 2009 amounted to $307,123.  There were no impairments of long-lived assets for the year ended May 31, 2010.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5% for both years ended May 31, 2010 and 2009.  No income tax expense for years ended May 31, 2010 and 2009 was incurred.

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

(k) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of May 31, 2010 and 2009, there were no common share equivalents outstanding.

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

	May 31, 2010	May 31, 2009

Year end RM : US$ exchange rate	0.3025	0.2855
Average yearly RM : US$ exchange rate	0.2940	0.2973
Year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

 (o) Recent Accounting Pronouncements

ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds” which is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

(a)

Financial instruments that potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable.  The Company performs ongoing evaluations of their cash position and credit evaluations to ensure collections and minimize losses.

(b)

One customer accounted for 60% and 66% of the balance of accounts receivable as at May 31, 2010 and 2009, respectively.

NOTE 5 – INVENTORIES

Inventories consisting of computer hardware and accessories held for re-sale are stated at the lower of weighted average cost or market value.

Inventories as of May 31, 2010 and May 31, 2009 are summarized as follows:

	As of May 31,
	2010	2009

Finished goods	$6,048	$6,048
Less: Provision for obsolete inventories	(6,048)	-
Inventories, net	$-	$6,048

Provisions for obsolete inventories for the years ended May 31, 2010 and 2009 are $6,048 and $nil, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	As of May 31,
	2010	2009
Accounts receivable	$23,919	$157,703
Less: Allowance for doubtful accounts	-	(78,333)
Accounts receivable, net	$23,919	$79,370

Certain doubtful accounts of $60,764 were recovered during the year ended May 31, 2010.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At May 31, 2010 and 2009, a customer accounted for 60% and 66% of the Company's accounts receivable, respectively.  The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

NOTE 7 – DEPOSIT, PREPAYMENT AND OTHER RECEIVABLES

Deposits consist of payments made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the places and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as deposits, prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Deposits, prepayment and other receivables as of May 31, 2010 and 2009 were summarized as follows:

	As of May 31,
	2010	2009
Rental and utility deposit	$5,042	$6,257
Prepayment	10,047	1,260
Other receivables	-	-
Total	$15,089	$7,517

NOTE 8 – PLANT AND EQUIPMENT

Plant and equipment of the Company consists primarily of computer hardware and software, furniture, fixtures and equipment owned and operated by the Company’s subsidiaries in Hong Kong and Malaysia.

Plant and equipment as of May 31, 2010 and 2009 are summarized as follows:

	As of May 31,
	2010	2009

At cost:
Computer hardware and software	$27,564	$27,325
IT equipment	6,326	78,038
Furniture, fixtures and equipment	12,509	12,451
Leasehold improvement	10,649	10,649
	$57,048	$128,463

Less: Accumulated depreciation
Computer hardware and software	$20,184	$18,187
IT equipment	1,930	4,564
Furniture, fixtures and equipment	9,315	8,434
Leasehold improvement	10,649	10,649
	$42,078	$41,834

Plant and equipment , net	$14,970	$86,629

During the year, certain equipment with net book value of $67,343 were disposed of at a consideration of $78,828. The gain on disposal of $11,485 was recognized in operations for the year ended May 31, 2010. Loss on disposal of plant and equipment for the year ended May 31, 2009 was $39,911.

Depreciation expense for the years ended May 31, 2010 and 2009 were $4,668 and $7,101, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of voice mail system software and customer lists and relationships acquired.

Intangible assets as of May 31, 2010 and 2009 are summarized as follows:

	As of May 31,
	2010	2009
At cost:
Voice mail system software	$58,974	$58,974
Customer lists and relationships	15,126	10,442
	$74,100	$69,416

Less: Accumulated amortization
Voice mail system software	$21,231	$10,615
Customer lists and relationships	10,084	2,840
	$31,315	$13,455

Intangible assets, net	$42,785	$55,961

Amortization expense for the year ended May 31, 2010 and May 31, 2010 amounted to $13,544 and $12,703 respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of May 31, 2010 and 2009 were summarized as follows:

	As of May 31,
	2010	2009
Accrued expenses	$105,068	$62,667
Accrued salaries and staff income tax	-	67,606
Accrued pension fund contributions and retirement benefits	-	20,082
Advanced customers’ deposits	1,210	40,602
Other payables	56,379	66,070
Total	$162,657	$257,027

NOTE 11 – DUE TO MINORITY SHAREHOLDER

This amount represented net advances from Redtone Telecommunications Sdn. Bhd., a minority shareholder of the Company. The amount is unsecured, non-interest bearing and repayable within one year.

NOTE 12 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the Company and its subsidiaries for the years ended May 31, 2010 and May 31, 2009 were as follows:

	Place of incorporation	2010	2009

Hotgate Holdings Limited	BVI	0%	0%
Hotgate Technology (M.) Sdn. Bhd.	Malaysia	20%	20%
Hotgate VMS Technology Limited	Hong Kong	16.5%	16.5%

For the year ended May 31, 2010:

	Hong Kong		Malaysia		Others		Total
Net loss before provision for income taxes	$72,777		$(33,678)		$(77,453)		$(38,354)

Tax at the applicable rate	12,008	16.5%	(6,736)	20.0%	-	0.0%	5,272	(13.7%)
Utilization of tax losses	(12,008)	(16.5%)	-	-	-	-	(12,008)	31.3%
Tax loss not recognized	-	-	6,736	(20.0%)	-	(0.0%))	6,736	(17.6%)

TOTAL	-	-	-	-	-	-	-	-

For the year ended May 31, 2009:

	Hong Kong		Malaysia		Others		Total
Net loss before provision for income taxes	$(223,420)		$(338,184)		$(334,982)		$(896,586)

Tax at the applicable rate	(36,864)	16.5%	(67,637)	20.0%	-	0.0%	(104,501)	11.7%
Tax loss not recognized	36,864	(16.5%)	67,637	(20.0%)	-	(0.0%)	104,501	(11.7%)

TOTAL	-	-	-	-	-	-	-	-

The provisions for income taxes for the years ended May 31, 2010 and 2009 are summarized as follows:

For the years ended May 31,
	2010	2009

Current	$-	$-
Deferred	-	-
TOTAL	$-	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 13 – IMPAIRMENT LOSS ON INVESTMENT IN A SUBSIDIARY

The impairment loss on investment in a subsidiary for the years ended May 31, 2010 and 2009 are summarized as follows:

	For the years ended May 31,
	2010	2009

Beijing Hotgate Technology Limited (“Beijing Hotgate”)
Impairment of investment cost	$-	$166,040
Impairment of advance to Beijing Hotgate	-	141,083
TOTAL	$-	$307,123

Due to continued losses and projected negative cash flow, the Company closed down the business operations of Beijing Hotgate during the year ended May 31, 2009.

No discontinued operations were reported for the year ended May 31, 2009 as Beijing Hotgate was in the same line of business of the Company.

NOTE 14 – COMMON STOCK

		Number of common shares issued
	Authorized number of shares	Original issued common shares	As if one-for-twelve reverse stock split effect retrospectively

As of May 31, 2010 and 2009	300,000,000	186,684,199	15,557,017

As of May 31, 2010 and 2009, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of May 31, 2010 and 2009, the Company has a total of 186,684,199 shares of common stock issued and outstanding.

The Company has subsequently on July 22, 2010 disclosed on a Form 8-K filed with the SEC that a total of 110,000,000 new shares has been allotted to Grand Trading Investment Limited for total consideration of US$44,000.

On July 29, 2010, the Company’s majority shareholders approved a resolution to effect a one-for-twelve reverse stock split of the Company’s common stock.  The effect of the reverse stock split has been retroactively reflected in the financial statements.

As a result of the reverse stock split, every twelve shares of the Company’s issued and outstanding common stock was combined into one share of common stock, and the number of shares of the Company’s common stock outstanding  was reduced from approximately 297 million shares to approximately 25 million shares.  The reverse stock split did not change the number of authorized shares of the Company’s common stock.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

OPERATING LEASE COMMITMENTS

As of May 31, 2010 and 2009, one of the three subsidiaries of the Company, Hotgate VMS Technology Limited had arranged a non-cancelable operating lease with a third party for its office premise.  The expected annual lease payments under these operating leases are as follows:

	As of May 31,
	2010	2009
For the year ended May 31,
2010	-	14,569
2011	9,713	9,713

TOTAL	$9,713	$24,282

NOTE 16 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,671,693 and a working capital deficiency of $1,180,725 at May 31, 2010, had a net loss of $38,354 for the year ended May 31, 2010, respectively.

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”). REDtone China has been in operation for the last 4 years and it generates average cash of approximately RMB9 million per month. The Management believes REDtone China will generate sufficient revenue and cash to provide the opportunity for the Company to continue as a going concern.

NOTE 17 – COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 18 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through August 30, 2010, the date the financial statements were issued.

Subsequent to the balance sheet date, the Company entered into following agreements:

(a)

On 29 June 2010, the Company entered into the following:

1.

Share Sale Agreement between the Company and Yan Suan Sah, the CEO of the Company for the acquisition by the Company of 1 share in RT Communications Limited, representing 100% equity interest in RT Communications Limited for a total cash consideration of USD1.00;

2.

Share Sale Agreement between Hotgate VMS Technology Limited (“Hotgate VMS”) and Hotgate Holdings Limited for the disposal by Hotgate VMS of USD166,025 in the issued and paid-up capital of Beijing Hotgate Technology Limited, representing 100% equity interest in Beijing Hotgate Technology Limited for a total cash consideration of RMB1.00;

3.

Share Sale Agreement between Hotgate Holdings Limited and RT Communications Limited for the acquisition by RT Communications Limited of 500,000 shares of HKD1.00 each in Hotgate VMS, representing 100% equity interest in Hotgate VMS for a total cash consideration of HKD1.00; and

4.

Share Sale Agreement between the Company and Wimax Asia Limited for the disposal by Hotgate of 100,000,000 issued shares of one class with no par value in Hotgate Holdings Limited, representing 100% equity interest in Hotgate Holdings Limited for a total cash consideration of USD3.00.

(b)

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which company Lu Kan, Lee Chee Keong, and Tan Chee Keong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd.

(c)

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of REDtone Telecommunications (China) Limited (“REDtone China”).

Consideration to be paid by the Company shall be a total of 244,444,444 shares of its common stock  (following the reverse split set forth in item (d) below) in exchange for 100% ownership of REDtone China (such share exchange shall be referred to herein as the “Exchange”)

The SEA also provide for the implementation and completion of the capitalization of the debts due from the Company to REDtone International Berhad which is to be satisfied by way of issuance and allotment of 13,147,197 shares of the Company’s common stock and the presentation of any required financial statements for the completion of the transaction as required by applicable law.

(d)

On July 29, 2010, the Company’s majority shareholders approved a resolution to effect a one-for-twelve reverse stock split of the Company’s common stock.

(e)

As a result of the reverse stock split, every twelve shares of the Company’s issued and outstanding common stock was combined into one share of common stock, and the number of shares of the Company’s common stock outstanding as of the date of this report was reduced from approximately 297 million shares to approximately 25 million shares.  The reverse stock split did not change the number of authorized shares of the Company’s common stock.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTGATE TECHNOLOGY, INC.

Dated: August 30, 2010	/s/ SanYan Suan
San Yan Suan
Chief Executive Officer
Chief Financial Officer, Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name

Title

Date

/s/ San Yan San

San Yan Suan

Chief Executive Officer,

August 30, 2010

Chief Financial Officer Director ,

 Principle Accounting Officer

/s/ Chuan Beng Wei

Chuan Beng Wei

Director

August 30, 2010

/s/ Michael Yan Chee Hoong

Michael Yang Chee Hoong

Director

August 30, 2010