Form 10-Q
period 2010-08-31
HOTGATE TECHNOLOGY, INC.
filed 2010-10-15
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer *	Non-accelerated filer *
Accelerated filer * (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes *    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,723,683

Transitional Small Business Disclosure Format (check one): Yes *       No  ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

As of Quarter Ended August 31, 2010 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of August 31, 2010 (unaudited) and May 31, 2010 (Audited)	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended August 31, 2010 and 2009	5
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended August 31, 2010 and 2009	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7-11
Unaudited Pro-forma Financial Information: Hotgate Technology, Inc. and Subsidiaries	12
Unaudited Pro-forma Combined Balance Sheet for the period ended August 31, 2010	12
Unaudited Pro-forma Combined Statements of Income and Comprehensive Income for the period ended August 31, 2010 and August 31, 2009	13-14
Notes to Pro-forma Combined Financial Statements	15-16

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2010 (Unaudited)	May 31, 2010 (Audited)
Assets
Current assets
Cash and cash equivalents	$21,144	$9,527
Accounts receivable	6,538	23,919
Amount due from related companies	112,933	-
Deposits, prepayments and other receivables	38,893	15,089
Total current assets	179,508	48,535

Plant and equipment	6,141	14,970
Intangible assets	35,089	42,785
	$220,738	$106,290

Liabilities and stockholders’ deficit
Liabilities
Current liabilities
Accounts payable	$27,137	$30,144
Accrued expenses and other payables	35,583	162,657
Income tax payables	1,092	11,279
Due to minority shareholder	1,085,177	1,025,180
Total liabilities	1,148,989	1,229,260

Stockholders’ deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 24,723,684 and 15,557,017 shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively.	2,472	1,556
Additional paid in capital	607,925	564,841
Accumulated deficits	(1,528,044)	(1,671,693)
Accumulated other comprehensive losses	(10,604)	(17,674)
Total stockholders’ deficit	(928,251)	(1,122,970)
	$220,738	$106,290

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended August 31,
	2010	2009

Revenue	$51,204	$41,579

Cost of revenue	30,000	4,366

Gross margin	21,204	37,213

General and administrative expenses	15,546	35,141

Operating profit	5,658	2,072

Other income
Other income	5,384	5,384
Interest income	-	2
Gain on disposal of plant & equipment	-	11,162
Net gain on disposal of subsidiaries	139,677	-
Total other income	145,061	16,548

Income before provision for income taxes	150,719	18,620

Provision for income taxes	-	-

Net income	$150,719	$18,620

Other comprehensive loss
Loss on foreign exchange translation	-	(1,469)

Comprehensive income	$150,719	$17,151

Net income per share, basic and diluted	$0.01	$0.00

Weighted average number of shares	19,642,162	15,557,017

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended August 31,
	2010	2009

Cash flows from operating activities
Net income	$150,719	$18,620
Adjustments to reconcile net income to net cash used by operating activities:
Amortization expense	2,654	714
Depreciation expense	513	1,304
Gain on disposal of plant & equipment	-	(11,162)
Gain on disposal of subsidiaries	(139,677)	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	12,985	(11,536)
Increase in amounts due from related companies	(112,933)	-
Increase in deposits, prepayments and other receivables	(31,155)	(7,010)
Decrease in accounts payable	(1,923)	(19,213)
Increase in due to minority shareholder	59,997	32,021
Increase/(decrease) in accrued liabilities and other payables	29,396	(63,308)

Net cash used in operating activities	(29,424)	(59,570)

Cash flows from investing activities
Disposal of plant and equipment	-	78,828
Disposal of subsidiaries	(2,959)	-

Net cash (used in)/provided by investing activities	(2,959)	78,828

Cash flows from financing activities
Issuance of common stock	44,000	-

Net cash provided by financing activities	44,000	-

Net increase in cash and cash equivalents	11,617	19,258

Effect of exchange rate changes on cash and cash equivalents	-	(1,632)

Cash and cash equivalents at beginning of period	9,527	10,911

Cash and cash equivalents at end of period	$21,144	$28,537

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2010

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Hotgate Technology, Inc. (the “Company”) was incorporated on January 6, 2005 in the State of Nevada.  The Company and subsidiaries are a group of companies engaged in the providing of system design, maintenance services and distance call services.

As at August 31, 2010, details of the Company’s subsidiaries are as follows:

-

RT Communications Limited (“RT Communications”), a private limited company incorporated and domiciled in the British Virgin Islands.

-

Hotgate VMS Technology Limited (“Hotgate VMS”), a private limited company incorporated and domiciled in Hong Kong.

During the three months ended August 31, 2010, the Company entered into the following restructuring arrangements:

(a)

Disposal of subsidiaries

On June 29, 2010, the Company acquired 100% equity interest in RT Communications from Sah Yan Suan, the Company’s CEO, at a consideration of USD1.00.

On June 29, 2010, Hotgate Holdings Limited (“Hotgate Holdings”) acquired 100% equity interest in Beijing Hotgate Technology Limited (“Beijing Hotgate”) at a consideration of RMB1 from Hotgate VMS.

On June 29, 2010, RT Communications acquired 100% equity interest in Hotgate VMS by a total cash consideration of HK$1 from Hotgate Holdings.

On June 29, 2010, the Company sold 100% equity interest in Hotgate Holdings to Wimax Asia Limited (“Wimax Asia”) for a total cash consideration of US$3.

Immediately after the above arrangements, the Company has disposed of Hotgate Holdings, Beijing Hotgate and Hotgate Malaysia (collectively known as the “Hotgate Holdings Group”) to Wimax Asia. Gain on disposal of these subsidiaries of $139,677 was recorded as other income in statement of operations for the three months ended August 31, 2010.

 As the Hotgate Holdings Group was in the same line of business as the Company, there is no discontinued operation for the reporting periods.

(b)

Acquisition of REDtone Telecommunications (China) Limited (“REDtone China”)

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia. Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of REDtone China.  The transaction was completed subsequent to the balance sheet date.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Renminbi (“RMB”), while the reporting currency is US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2010, the results of its operations and cash flows for the three months ended August 31, 2010 and 2009.

The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results for a full year period.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

(b)

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, other liabilities, loans from related parties, debts, accounts payable, accrued expenses and other payables, and taxes payable.

The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period ends.

(c)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

The majority of the Company's revenue derives from sale of VMS Card.  Sales cycle starts from customers placing orders with the Company.  Revenue is being recognized after physical delivery of VMS Cards have taken place and customer acknowledges receipt delivery with full payment collected upon delivery acceptance.  The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability.

(d)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2010 and 2009, there were no dilutive securities outstanding.

(e)

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

	August 31, 2010	May 31, 2010	August 31, 2009

Year/period end RM : US$ exchange rate	0.3018	0.3025	0.2860
Average yearly/period RM : US$ exchange rate	0.3011	0.2940	0.2857
Year/period end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly/period HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(f)

Recent Accounting Pronouncements

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

NOTE 4 – PLANT AND EQUIPMENT

As of the balance sheet dates, the Company’s plant and equipment are summarized as follows:

	August 31, 2010 (Unaudited)	May 31, 2010 (Audited)
At cost:
Computer hardware and software	$23,325	$27,564
IT equipment	-	6,326
Furniture, fixtures and equipment	11,477	12,509
Leasehold improvement	10,649	10,649
	45,451	57,048
Less: Accumulated depreciation	39,310	42,078

Plant and equipment , net	$6,141	$14,970

Depreciation expense for the three months ended August 31, 2010 and 2009 were $513 and $1,304, respectively.

NOTE 5 – INTANGIBLE ASSETS

As of the balance sheet dates, the Company’s intangible assets are summarized as follows:

	August 31, 2010 (Unaudited)	May 31, 2010 (Audited)
At cost:
Voice mail system software	$58,974	$58,974
Customer lists and relationships	-	15,126
	58,974	74,100

Less: Accumulated amortization	23,885	31,315

Intangible assets, net	$35,089	$42,785

Amortization expense for the three months ended August 31, 2010 and 2009 amounted to $2,654 and $714 respectively.

NOTE 6 – AMOUNT DUE FROM RELATED COMPANIES

As of the balance sheet dates, the Company’s amount due from related companies are summarized as follows:

	August 31, 2010 (Unaudited)	May 31, 2009 (Audited)

REDtone China	$99,599	$-
Others	13,334	-
Total	$112,933	$-

As of the balance sheet dates, the amount due from related companies are interest free, unsecured and has no fixed terms of repayment.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	August 31, 2010 (Unaudited)	May 31, 2009 (Audited)

Accrued expenses	$8,442	$105,068
Advanced customers’ deposits	-	1,210
Other payables	27,141	56,379
Total	$35,583	$162,657

NOTE 8 – DISPOSAL OF SUBSIDIARIES

The Hotgate Holdings Group’s net assets as of the date of disposal are analyzed as follows:

Unaudited

Assets
Cash and cash equivalents	$2,959
Accounts receivable, net	4,396
Deposits, prepayments and other receivables	7,351
Plant and equipment, net	8,316
Intangible assets, net	5,042
$28,064

Liabilities
Accounts payable	$1,084
Accrued expenses and other payables	156,473
Amount due to the Company	1,060,318
Income taxes payable	10,187
$1,228,062
-
Net assets deficiency	$(1,199,998)

Add: Company write off amount due from Hotgate Holdings Group during the three months ended August 31, 2010	1,060,318

Net impact to the Company	$(139,680)

Represented by:
Consideration receivable	$3
Net gain on disposal of subsidiaries	139,677
$139,680
Other information:
Exchange translation reserve realized to the Company’s accumulated deficits	$7,070

NOTE 9 – DUE TO MINORITY SHAREHOLDER

Due to minority shareholder as of August 31, 2010 represented advances from Redtone International Berhad. (“Redtone”), and payments on behalf of the Company by Redtone which generated from the normal course of business operations.  The amount is unsecured, non-interest bearing and repayable within one year.

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia. Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of REDtone China.  The SEA also provides for the capitalization of the debts due from the Company to Redtone amounting to $1,183,248 which is to be satisfied by way of issuance and allotment of 13,147,197 shares of the Company’s common stock. The capitalization of debts was completed subsequent to the balance sheet date.

NOTE 10 – COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.

Movement in issued common shares and weighted average number of shares during the three months ended August 31, 2010 is analyzed as follows:

	Number of common shares issued
	Original issued common shares	As if one-for-twelve reverse stock split effect retrospectively	Weighted average number of shares

As of June 1, 2010	186,684,199	15,557,017	15,557,017
Issuance of shares to Grand Trading Investment Limited	110,000,000	9,166,667	4,085,145

As of August 31, 2010	296,684,199	24,723,684	19,642,162

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which Lu Kan, Lee Chee Keong, and Tan Chee Chong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd.

On July 29, 2010, the Company’s majority shareholders approved a resolution to effect a one-for-twelve reverse stock split of the Company’s common stock.   The reverse stock split did not change the number of authorized shares of the Company’s common stock.  The effect of the reverse stock split has been retroactively reflected in the financial statements.

NOTE 11 – INCOME TAX

No provision for income tax has been made for the three months ended August 31, 2010 and 2009, respectively, as the Company did not generate assessable profits during the three months ended August 31, 2010 and 2009, respectively.

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through October 15, 2010, the date the financial statements were issued and filed with the SEC.

Subsequent to the balance sheet date, the Company entered into following agreements:

(a)

Acquisition of REDtone China

On August 2, 2010, the Company entered into a SEA with REDtone Technology Sdn. Bhd. and REDtone International Berhad for the acquisition of 100% ownership of REDtone China. Consideration to be paid by the Company shall be a total of 244,444,444 shares of its common stock (following the reverse split set) in exchange for 100% ownership of REDtone China.  The acquisition was completed on October 7, 2010.

(b)

Conversion of advances to common stock

The SEA also provides for the implementation and completion of the capitalization of the debts due from the Company to REDtone International Berhad amounting to $1,183,248 which is to be satisfied by way of issuance and allotment of 13,147,197 shares of the Company’s common stock.

The conversion has not been completed as of the date of this report.

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED PRO-FORMA COMBINED BALANCE SHEET

August 31, 2010

				Intercompany
	Hotgate	REDtone China	Reverse takeover	elimination	Pro-forma
	Historical	Historical	Adjustments	Adjustments	Combined

Assets
Current Assets
Inventories	$-	$211	$-	$-	$211
Accounts receivable	6,538	55,508	-	-	62,046
Amount due from related companies	112,933	1,204,286	-	(99,599)	1,217,620
Tax recoverable	-	192,712	-	-	192,712
Other receivables and deposits	38,893	336,885	-	-	375,778
Cash and cash equivalents	21,144	4,545,009	-	-	4,566,153
Total current assets	179,508	6,334,611	-	(99,599)	6,414,520

Property, plant and equipment, net	6,141	2,572,256	-	-	2,578,397
Intangible assets	35,089	1,893,816	-	-	1,928,905
Available-for-sale investment	-	390,345	-	-	390,345

Total Assets	220,738	11,191,028	-	(99,599)	11,312,167

Liabilities and stockholders’ equity
Liabilities
Deferred income	-	2,066,656	-	-	2,066,656
Accounts payable	27,137	229,088	-	-	256,225
Accrued expenses and other payables	35,583	161,454	-	-	197,037
Due to a minority shareholder	1,085,177	-	(1,085,177)	-	-
Amount due to related companies	-	154,452	-	(99,599)	54,853
Taxes payable	1,092	208,850	-	-	209,942
Total current liabilities	1,148,989	2,820,500	(1,085,177)	(99,599)	2,784,713

Non-current liabilities
Deferred tax liability	-	57,166	-	-	57,166

Total liabilities	1,148,989	2,877,666	(1,085,177)	(99,599)	2,841,879

Stockholders’ equity
Issued capital	2,472	7,500,128	(7,474,368)	-	28,232
Additional paid in capital	607,925	-	8,699,222	-	9,307,147
(Accumulated deficit)/retained earnings	(1,528,044)	374,455	(139,677)	-	(1,293,266)
Accumulated other comprehensive income	(10,604)	438,779	-	-	428,175
Total stockholders’ (deficit)/equity	(928,251)	8,313,362	1,085,177	-	8,470,288

Total liabilities and stockholders’ equity	$220,738	$11,191,028	$-	(99,599)	$11,312,167

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED PRO-FORMA COMBINED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Three months ended August 31, 2010

	Hotgate	REDtone China	Reverse takeover	Pro-forma
	Historical	Historical	Adjustments	Combined

Revenues	$51,204	$1,336,616	$-	$1,387,820

Other income and gains	145,061	4,111	(139,677)	9,495

Service costs	30,000	573,898	-	603,898

Administrative expenses	12,379	123,154	-	135,533

Personnel cost	-	142,338	-	142,338

Depreciation expense	513	107,654	-	108,167

Amortization expense	2,654	27,612	-	30,266

Other operating expenses	-	13,386	-	13,386

Income before provision for income tax expense	$150,719	$352,685	$(139,677)	$363,727

Income tax expense	-	116,152	-	116,152

Net income	$150,719	$236,533	$(139,677)	$247,575

Other comprehensive income
Loss on foreign currency translation	-	(10,504)	-	(10,504)

Total comprehensive income	150,719	226,029	(139,677)	237,071

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED PRO-FORMA COMBINED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Three months ended August 31, 2009

	Hotgate	REDtone China	Deconsolidation	Pro-forma
	Historical	Historical	Adjustments	Combined

Revenues	$41,579	$486,847	$(6,735)	$521,691

Other income and gains	16,548	16,452	(11,162)	21,838

Service costs	3,249	52,207	(3,249)	52,207

Administrative expenses	27,617	104,308	(19,424)	112,501

Personnel cost	6,623	128,628	(6,623)	128,628

Depreciation expense	1,304	106,024	(666)	106,662

Amortization expense	714	27,612	(714)	27,612

Other operating expenses	-	11,892	-	11,892

Income before provision for income tax expense	$18,620	$72,628	$12,779	$104,027

Income tax expense	-	18,157	-	18,157

Net income	$18,620	$54,471	$12,779	$85,870

Other comprehensive income
(Loss)/gain on foreign currency translation	(1,469)	(12,483)	1,469	(12,483)

Total comprehensive (loss)/income	17,151	41,988	14,248	73,387

HOTGATE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO PRO-FORMA COMBINED FINANCIAL STATEMENTS

August 31, 2010

Note 1 – Basis of preparation

During the three months ended August 31, 2010, the Company entered into the following arrangements:

(a)

Acquisition of REDtone Telecommunications (China) Limited (“Redtone China”).

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with Redtone Technology Sdn. Bhd. and Redtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of Redtone China.

For accounting purposes, the acquisition of Redtone China by Hotgate has been recorded as a reverse acquisition of a public company and a recapitalization of Redtone China based on factors demonstrating that Hotgate is acquirer for accounting purposes.

(b)

Capitalization of the debts due from the Company to Redtone International Berhad

The Agreement also provides for the capitalization of the debts due from the Company to Redtone amounting to $1,183,248 which is to be satisfied by way of issuance and allotment of 13,147,197 shares of the Company’s common stock.

(c)

Disposal of Hotgate Holdings Limited, Hotgate Technology (M) Sdn. Bhd and Beijing Hotgate Technology Limited (collectively known as the “Hotgate Holdings Group”).

On June 29, 2010, the Company entered into certain arrangements to dispose of its entire equity interest in Hotgate Holdings Limited, Hotgate Technology (M) Sdn. Bhd and Beijing Hotgate Technology Limited.   For the purpose of this pro-forma financial statement, gain on disposal of these subsidiaries of $139,677 are excluded from the income statement.

Note 2 - Pro-forma financial statements

The unaudited pro-forma combined consolidated financial statements for the Year ended August 31, 2010 give effect to the acquisition of Redtone China and the disposal of Hotgate VMS and Hotgate Holdings, as if these arrangements had occurred retroactively. The unaudited pro-forma combined consolidated financial statements have been developed from the audited consolidated accounts of Hotgate and Redtone China. Certain amounts from Hotgate’s historical carve-out financial statements have been reclassified to conform to Redtone China’s presentation.

The unaudited pro-forma combined consolidated financial statements are provided for illustrative purposes only and are not intended to represent the actual consolidated results of operations or the consolidated financial position of Hotgate had the acquisition occurred on the dates assumed, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position. The unaudited pro-forma combined consolidated financial statements should be read in conjunction with the separate historical financial statements of Hotgate and the historical consolidated financial statements of Redtone China.

NOTE 3   PRO-FORMA ADJUSTMENTS

The pro-forma adjustments included in the unaudited combined consolidated financial statements are as follows:

(a)

Reverse takeover adjustments

1.

Net effect in common stock as a result of issuing shares for the acquisition, and elimination of share capital of Redtone China.

2.

Adjustments in paid up capital as a result of the issuance of ordinary shares.

3.

Capitalization of the debts due from the Company to Redtone International Berhad as if it happened on August 31, 2010.

(b)

Intercompany elimination adjustments

1.

Elimination of intercompany balances between the Company and Redtone China.

(c)

Deconsolidation adjustments for unaudited pro-forma combined statements of income and comprehensive income for the three months ended August 31, 2009

1.

Deconsolidation of Hotgate Holdings Group as if it had occurred retroactively.

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

Business Overview

We are an information and communication technology (ICT) application provider in China and Asia specializing in internet connectivity, internet value-added services, wireless solutions and voice services for the hospitality industry. We provide consulting, implementation, operating and support services for ICT systems such as telephone systems, internet systems, wireless solutions, and online concierge systems to hotels. Currently, we have offices located in Hong Kong.

However, in anticipation of the tougher year coming ahead, the Group has initiated the cost contention exercise last year and non-profit generating business activities are gradually phasing out, while the management continues to seek new profitable business opportunities.

In line with the management’s decision to seek new profitable business, the Company entered into the SEA on August 2, 2010 with REDtone Technology Sdn. Bhd. and REDtone International Berhad, both of which are incorporated in Malaysia, which was previously reported on Form 8-K filed on August 3, 2010.   Upon the closing of the transactions contemplated in the Agreement, the Company will acquire 100% ownership of Redtone China. The acquisition was completed on October 7, 2010. Redtone China has subsidiaries in Shanghai which are principally involved in the business of offering discounted call services for end users and corporate segment in Shanghai.   Redtone China is also conducting paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom. The details of the SEA are discussed in Note 12 (a) of the Company Financial Statements.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

The majority of the Company's revenue derives from sale of VMS Card.  Sales cycle starts from customers placing orders with the Company.    Revenue is being recognized after physical delivery of VMS Cards have taken place and customer acknowledges receipt delivery with full payment collected upon delivery acceptance.  The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended August 31, 2010 as Compared to Three Months Ended August 31, 2009

The following table summarizes the results of our operations during the three months periods ended August 31, 2010 and 2009, and associated percentage changes for comparisons purposes

	Three months ended August 31,
	2010	2009	+/-	% changes

Revenue	$51,204	41,579	9,625	23%
Cost of revenue	30,000	4,366	25,634	587%
Gross margin	21,204	37,213	(16,009)	-43%
General and administrative expenses	15,546	35,141	(19,595)	-56%
Operating profit	5,658	2,072	3,586	173%
Other income			-	N/A
Other income	5,384	5,384	-	0%
Interest income	-	2	(2)	-100%
Gain on disposal of subsidiaries	139,677	-	139,677	N/A
Gain on disposal of plant & Equipment	-	11,163	(11,163)	-100%
Total other income	145,061	16,548	128,513	777%
Income before provision for income taxes	150,719	18,620	132,099	709%
Provision for income taxes	-	-	-	N/A
Net income	$150,719	18,620	132,099	709%

Revenues

The Group has generated revenue US$51,204 in this current quarter representing a 23% increase as compared with the same period last year. The increase is mainly due to increase in sales of VMS cards in China.

Cost of goods sold and gross profit

Gross profit has dropped to US$21,204 as cost of goods sold increase to US$25,634 in the current quarter as sales were generated solely from VMS card sales with associated cost of sales.  In the same period last year, gross margin was higher as sales were mainly derived from service income.

General and administrative expenses

General and administrative expenses total US$15,546, which represents a 56% decrease from the same period last year.  The decrease is mainly due to cost contention exercise undertaken by the Group.

Other income:  Gain on disposal of subsidiaries

The Group recorded a gain on disposal of subsidiaries namely Hotgate Technology (M) Sdn. Bhd., Beijing Hotgate Technology Limited and Hotgate Holdings Ltd. totaling US$139,677 to unrelated parties.

 Income before provision for income tax

Income before provision for income tax total US$150,719, which represents a 709% increase from the same period last year mainly due to gain on disposal of subsidiaries recorded in the current quarter.

Provision for taxes

No provision for taxation was made for the three months period ended August 31, 2010 and 2009

Liquidity and Capital Resources

Cash

Our cash balance at August 31, 2010, was $21,144, representing a decrease of $7,393 compared with our cash balance of $28,537 at August 31, 2009.

Cash Flow

	Three months ended August 31,
	2010	2009	Percentage change

Net cash used in operating activities	(29,424)	(59,570)	-51%
Net cash (used in)/provided by investing activities	(2,959)	78,828	N/A
Net cash provided by financing activities	44,000	-	N/A
Net increase in cash and cash equivalents	11,617	19,258	-40%

Cash outflows from operations during the three months ended August 31, 2010 amounted to $29,424 as compared to net cash outflows from operations of $59,570 in the same period of 2009, due to cessation of China operations and the on-going downsizing in the Group.

Our cash outflows in investing activities during the three months ended August 31, 2010 amounted to $2,959 as compared to cash inflows of $78,828 for the same period in 2009. The cash outflow in the investing activities for the current quarter is primarily due to net proceeds from disposal of subsidiaries while the cash inflow for period ended August 31, 2009 is mainly due to proceeds from disposal of plant and equipment.

The Group generated $44,000 from financing activities in the current quarter from issuance of 110,000,000 shares of common stock at US$0.0004 per share.  No financing activity recorded in the same period last year.

Working Capital

Our working capital was deficit of US$969,481 as at August 31, 2010.  The management expects the Group financial position will improve after the acquisition of Redtone China Group as disclosed in Note 12 (a) of the Company Financial Statements and as evident in the Proforma Group Balance Sheet.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2010, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2010, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           Unregistered sales of equity securities is being disclosed in Item 5 below and  announcements have been made in a Form 8-K filed by the Company on  July 22, 2010, August 03, 2010 and September 30, 2010 respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2010.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 15, 2010, the date the financial statements were issued.

For the period ended August 31, 2010, the Company entered into following agreements:

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

(b)

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which Lu Kan, Lee Chee Keong, and Tan Chee Chong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd.

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

ITEM 6 - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2010	Hotgate Technology, Inc.

By:

/s/ Yan Suan Sah
Name: Yan Suan Sah
Title: Chief Executive Officer
By:

/s/ Yan Suan Sah
Name: Yan Suan Sah
Title: Chief Financial Officer