Form 10-Q
period 2010-11-30
HOTGATE TECHNOLOGY, INC.
filed 2011-01-13
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes *    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes *       No  ☒

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hotgate Technology, Inc.

(Previously RNS Software, Inc.)

As of Quarter Ended November 30, 2010 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of November 30, 2010 (unaudited) and May 31, 2010 (Audited)	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended November 30, 2010 and 2009	5
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended November 30, 2010 and 2009	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7-14

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2010

	November 30, 2010	May 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$5,089,573	$4,319,834
Inventories	217	199
Accounts receivable	12,962	132,769
Amount due from a related company	1,210,699	1,179,487
Tax recoverable	259,307	67,547
Other receivables and deposits	347,519	421,138
Total current assets	6,920,277	6,120,974

Property, plant and equipment, net	2,543,234	2,632,778
Intangible assets, net	1,913,681	1,921,531
Available-for-sale investment	402,020	390,603

Total assets	$11,779,212	$11,065,886

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,094,499	$2,226,709
Accounts payable	252,185	363,732
Accrued expenses and other payables	257,230	94,703
Amount due to related companies	69,075	127,179
Taxes payable	177,977	109,026
Total current liabilities	2,850,966	2,921,349

Deferred tax liabilities	58,877	57,204

Total liabilities	2,909,843	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and outstanding	28,232	26,917
Additional paid in capital	7,628,822	7,473,211
Retained earnings	600,230	137,922
Accumulated other comprehensive income	612,085	449,283
Total stockholders’ equity	8,869,369	8,087,333
Total liabilities and stockholders’ equity	$11,779,212	$11,065,886

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

For the six months ended November 30, 2010 and 2009

	Six months ended November 30,
	2010	2009

Revenue	$2,614,538	$1,936,014

Other income and gains	16,020	21,916

Service costs	1,166,349	116,642

Administrative expenses	314,529	262,674

Personnel cost	296,210	244,431

Depreciation expense	223,727	212,138

Amortization expense	58,227	55,221

Income before provision for income taxes	571,516	1,066,824

Provision for income taxes	109,208	287,649

Net income	$462,308	$779,175

Other comprehensive income
Gain/(loss) on foreign currency translation	162,802	(6,190)

Total comprehensive income	$625,110	$772,985

Net income per share, basic and diluted	$0.00	$0.00

Weighted average number of shares	271,754,462	269,168,128

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

	Six months ended November 30,
	2010	2009

Cash flows from operating activities
Net income	$462,308	$779,175
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	58,227	55,221
Depreciation expense	223,727	212,138
Deferred tax	-	28,820
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	126,345	(115,306)
(Increase)/decrease in inventories	(18)	912
Decrease/(increase) in other receivables and deposits	112,512	(1,298,751)
Decrease in amount due from a related company	81,721	-
(Increase)/decrease in tax recoverable	(192,852)	46,229
(Decrease) in deferred income	(132,210)	(632,314)
(Decrease)/increase in accounts payable	(138,684)	90,678
Increase in taxes payable	68,951	256,069
Increase in accrued liabilities and other payables	126,944	21,506

Net cash provided by/(used in) operating activities	796,971	(555,623)

Cash flows from investing activities
Purchase of property, plant and equipment	(153,322)	(8,925)
Acquisition of RedTone	21,144	-

Net cash used in investing activities	(132,178)	(8,925)

Cash flows from financing activities
(Decrease)/increase in amount due to related companies	(58,104)	133,272

Net cash (used in)/provided by financing activities	(58,104)	133,272

Net increase/(decrease) in cash and cash equivalents	606,689	(431,276)

Effect of exchange rate changes on cash and cash equivalents	163,050	3,409

Cash and cash equivalents at beginning of period	4,319,834	4,618,856

Cash and cash equivalents at end of period	$5,089,573	$4,190,989

Cash paid for interest	$-	$-

Cash paid for income taxes	$40,257	$31,580

Non-cash transaction:
Issuance of shares to satisfy debts	1,183,248	-

See accompanying notes to the condensed consolidated financial statements.

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Hotgate Technology, Inc. and subsidiaries (the “Company”) are a group of companies engaged in providing discounted calling services and telecommunications related value added services in the People’s Republic of China (“PRC”).

As of November 30, 2010, details of the Company are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Hotgate VMS Technology Limited (“VMS”)	Hong Kong September 14, 1998	HK$500,000	100%	Provision of system design, maintenance services and distance call services

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	HK$58,501,000	100%	Investment holdings

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	$3,590,000	100%	Provision of technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	RMB1,000,000	100%*	Marketing and distribution of discounted call services on PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	RMB500,000	100%*	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	RMB1,000,000	100%*	Marketing and distribution of products on the internet

RT Communications Limited	British Virgin Island February 24, 2010	USD1	100*	Investment holding

* - Variable interest entities.  See also Footnote 15.

Jiamao is not reported as a distinct operating segment as the revenue, profit or loss and total assets in association with the ecommerce business are immaterial to the Company’s revenue, reported profit or loss and total assets, respectively.

NOTE 2 – RECAPITALIZATION AND REORGANIZATION

Acquisition of Redtone China.

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with Redtone Technology Sdn. Bhd. and Redtone International Berhad, both of which are incorporated in Malaysia. The transactions as contemplated in the SEA has been completed on 25 October 2010 and Redtone China becomes a 100% owned subsidiary of the Company

For accounting purposes, the acquisition of Redtone China by Hotgate has been recorded as a reverse acquisition of a public company and a recapitalization of Redtone China based on factors demonstrating that Hotgate is acquirer for accounting purposes.  This reverse acquisition is accounted for as a recapitalization of REDtone with the common stock of the public company.  Therefore, the historical operations of REDtone are included in the condensed consolidated statements of operations for the comparative period.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended November 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC, give effect to the acquisition of Redtone China and the disposal of Hotgate Holdings Group, as if these arrangements had occurred retroactively. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, however the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Renminbi (“RMB”), while the reporting currency is US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of November 30, 2010, the results of its operations and cash flows for the six months ended November 30, 2010 and 2009.

The results of operations for the six months ended November 30, 2010 are not necessarily indicative of the results for a full year period.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

(b) Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables and deposits, tax recoverable, amount due from/(to) related parties, accounts payable, accrued expenses and other payables, and taxes payable.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments.

(c) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists and upon utilisation of actual air-time traffic when users make calls.

For revenue derived from sale of VMS Cards, revenue is being recognized after physical delivery of VMS Cards have taken place and customer acknowledges receipt delivery with full payment collected upon delivery acceptance.

(d) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2010 and 2009, there were no dilutive securities outstanding.

(e) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currencies of the Company are the Hong Kong dollar (HK$) and the Renminbi (RMB), respectively. Capital accounts of the financial statements are translated into United States dollars from HK$ or RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	November 30,	May 31,	November 30,
	2010	2010	2009

Year end RMB : US$ exchange rate	0.1508	0.1464	1.1355
Average yearly RMB : US$ exchange rate	0.1505	0.1459	1.1365
Year end HK$ : US$ exchange rate	0.1291	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1289	0.1282	0.1282

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC’s government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(f) Recent Accounting Pronouncements

New accounting rules and disclosure requirements may significantly impact the financial statements. We believe that there is no new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 5 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	November 30, 2010	May 31, 2010

Cash and bank	2,037,853	1,574,829
Fixed deposits	3,051,720	2,745,005
Total	$5,089,573	$4,319,834

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 6 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investment is summarized as follows:

	November 30, 2010	May 31, 2010

Shanghai Hai He Computing Technology Company Limited (“Hai He”)	402,020	390,603
Total	$402,020	$390,603

Hai He is principally engaged in the wholesale and retailing of 3G mobile internet devices and air-time access packages in the PRC.  The above investment was held for sale without participation in management and control.

The Company is currently in the process of negotiation for disposal of this investment at a price that is not less than original cost. In the opinion of the directors, the carrying value of the unlisted investment approximates the fair value as of November 30, 2010 and up to the date of this report.

NOTE 7 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates were summarized as follows:

	November 30, 2010	May 31, 2010

Deposits	183,062	133,058
Other receivables	164,457	288,080
Total	$347,519	$421,138

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2010	May 31, 2010

At cost:
Computer and software	$114,009	$95,107
Telecommunication equipment	4,672,598	4,483,234
Furniture, fixtures and equipment	79,162	38,296
Motor vehicles	31,056	30,173
Leasehold improvement	10,728	26,997
	4,907,553	4,673,807

Less: Accumulated depreciation	(2,364,319)	(2,041,029)

Property, plant and equipment, net	$2,543,234	$2,632,778

Depreciation expense for the six months ended November 30, 2010 and 2009 was $223,727 and $212,138, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2010	May 31, 2010
At cost:
Licenses and software	$2,328,862	$2,252,870

Less: Accumulated amortization	(415,181)	(331,339)

Intangible assets, net	$1,913,681	$1,921,531

Amortization expense for the six months ended November 30, 2010 and 2009 amounted to $58,227 and $55,221, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Amount due from a related company as of the balance sheet dates were summarized as follows:

	November 30, 2010	May 31, 2010

Fellow subsidiary:
REDtone Technology Sdn. Bhd.	1,210,699	1,179,487
	1,210,699	1,179,487

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and has no fixed repayment date.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	November 30, 2010	May 31, 2010

Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	69,075	127,179
	69,075	127,179

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date..

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	November 30, 2010	May 31, 2010

Accrued expenses	$26,143	$32,152
Other payables	231,087	62,551
Total	$257,230	$94,703

NOTE 12 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which are yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income to statement of income, net of call costs and expenses.

NOTE 13 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2010	May 31, 2010

Business tax payable	$105,885	94,481
Income tax payable	70,030	12,617
Others	2,062	1,928
Total	$177,977	109,026

Business tax represents PRC sales tax imposed upon the Company’s services provided in the PRC.  Tax rates range from 3% to 5% depending on the nature of the taxable activities.

Income tax represents PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

NOTE 14 – PROVISION FOR INCOME TAXES

Income tax expense for the six months ended November 30, 2010 and 2009 are summarized as follows:

	Six months ended November 30,
	2010	2009

Current – PRC income tax provision	$109,208	$258,829
Deferred income tax provision	-	28,820
Total	$109,208	$287,649

A reconciliation of the expected tax with the actual tax expense is as follows:

	2010		2009
	Amount	%	Amount	%

Income before provision for income taxes	$571,516		$1,066,824

Expected PRC income tax expense at statutory tax rate of 25%	142,879	25.0	266,705	25.0
Different tax rate for PRC/Hong Kong local authority	(19,795)	(3.5)	9,206	0.9
Expenses not deductible for tax	5,659	1.0	27,010	2.5
Income not subject to tax	(16,648)	(2.9)	(24,086)	(2.2)
Utilization of tax loss brought forward	(2,887)	(0.5)	-
Tax losses not provided for deferred tax	-	-	8,814	0.8

Actual tax expense	$109,208	19.1	$287,649	27.0

(i)

All PRC subsidiaries are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

VMS and Redtone China did not generate any assessable profits in Hong Kong and therefore are not subject to Hong Kong tax.

NOTE 15 – VARIABLE INTEREST ENTITIES (“VIEs”)

On November 30, 2006, the Company entered into loan agreements with Huang Bin (“HB”) and Mao Hong (“MH”) for the establishment of Hongsheng and on November 30, 2006, an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and Redtone Shanghai. The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao (“MJ”) and MH for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to the Company and Redtone Shanghai.

Although the Company is not the shareholder of Hongsheng and Huitong, the Company has determined that it is the primary beneficiary of these two entities, as the Company has 100% voting powers and entitled to receive all the benefit from operations of these two entities. Hence, Hongsheng and Huitong are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

The status of Hongsheng and Huitong as VIEs has not changed since the date of the combination. In addition, we did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	November 30, 2010	May 31, 2010
Assets
Cash and cash equivalents	$253,812	$304,861
Inventories	217	199
Accounts receivable	7,538	132,769
Tax recoverable	60,831	-
Other receivables and deposits	280,873	414,404
Property, plant and equipment, net	93,329	52,860
Available-for-sale investment	402,020	390,603

Total assets (not include amount due from intra-group companies)	$1,098,620	$1,295,696

Liabilities
Deferred income	$2,094,499	$2,226,709
Accounts payable	224,848	363,732
Accrued expenses and other payables	138,090	9,099
Tax payables	30,321	40,935

Total liabilities	$2,487,758	$2,640,475

The statements of income of the consolidated VIEs for the six months ended November 30, 2010 and 2009 are as follows, and are included in the condensed consolidated statements of income of the Company:

	Six months ended November 30,
	2010	2009

Revenue	$2,311,550	$1,936,014
Other income and gains	1,981	2,016
Service costs	1,101,201	96,776
Administrative expenses	158,156	130,523
Personnel cost	238,469	219,684
Depreciation expense	10,720	6,535
Other operating expenses	19,033	17,938

Income before provision for income taxes (Not including service costs payable to intra-group companies)	785,952	1,466,574

Provision for income taxes	31,631	316,469

Net income	$754,321	$1,150,105

NOTE 16 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.

(a)

Changes in common stock before reverse takeover transaction

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which Lu Kan, Lee Chee Keong, and Tan Chee Chong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd. The transaction has been retroactively reflected in the financial statements.  Lee Chee Keong has been appointed as the Company’s Chief Financial Officer with effect from October 22, 2010.

On July 29, 2010, the Company’s majority shareholders approved a resolution to effect a one-for-twelve reverse stock split of the Company’s common stock.   The reverse stock split did not change the number of authorized shares of the Company’s common stock.  The transaction has been retroactively reflected in the financial statements.

During the second quarter, the Company issued 244,444,444 shares of its common shares to Redtone International Berhad as consideration for the acquisition of Redtone China. The transaction has been retroactively reflected in the financial statements.

(b)

Changes in common stock after reverse takeover transaction

On October 25, 2010, the Company satisfied certain debts due from the Company to Redtone International Berhad amounting to $1,183,248 by way of issuance and allotment of 13,147,197 shares of the Company’s common stock.

(c)

Weighted average number of shares

The calculation of weighted average number of shares for the six months ended November 30, 2010 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010	186,684,199
Issuance of shares to Grand Trading Investment Limited on July 22, 2010	110,000,000
One-for-twelve reverse stock split	(271,960,515)

Total shares outstanding after reverse stock split	24,723,684
Issuance of shares for acquisition of Redtone China	244,444,444

At June 1, 2010, as if the above transactions applied retrospectively	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	2,586,334

At November 30, 2010	282,315,325	271,754,462

NOTE 17 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of November 30, 2010, two PRC subsidiaries had arranged non-cancelable operating leases with a third party for its office premise.  The expected annual lease payments under these operating leases are as follows:

2010
November 30,
2011	$109,300
2012	74,193
2013	53,251
Total	$236,744

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

Business Overview

Pursuant to the Share Exchange Agreement signed with REDtone Technology Sdn. Bhd. and REDtone International Berhad, the Company completed the acquisition of 100% ownership of Redtone China on October 7, 2010.  Redtone China has subsidiaries in Shanghai that are principally involved in the business of offering discounted call services for consumers and corporate market segment in Shanghai.   Redtone China is also conducting paperless reload services for prepaid mobile air-time reload for consumers in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists and upon utilisation of actual air-time traffic by users.

Pursuant to the reverse take-over of Redtone China, the majority of the Company's revenue derives from consumer and corporate voice services.     Majority of the Company call services are for consumer market which is prepaid in nature and hence there are no bad debts.   For corporate market segment, credit background checks for new customers are conducted to reduce bad debts.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Six Months Ended November 30, 2010 as Compared to Six Months Ended November 30, 2009

The following table summarizes the results of our operations during the six month periods ended November 30, 2010 and 2009, and associated percentage changes for comparisons purposes

	Six months ended November 30,
	2010	2009	+/-	% changes

Revenue	$2,614,538	1,936,014	678,524	35%

Other income and gains	16,020	21,916	(5,896)	-27%

Service costs	(1,166,349)	(116,642)	(1,049,707)	900%

General and administrative expenses	(314,529)	(262,674)	(51,855)	20%

Personnel cost	(296,210)	(244,431)	(51,779)	21%

Depreciation	(223,727)	(212,138)	(11,589)	5%

Amortization	(58,227)	(55,221)	(3,006)	5%

Income before provision for income taxes	571,516	1,066,824	(495,308)	-46%

Provision for income taxes	(109,208)	(287,649)	178,441	-62%

Net income	$462,308	779,175	(316,867)	-41%

Revenues

The Company generated revenue of US$2,614,538 in the first 6 months representing a 35% increase as compared with the same period last year. The increase is mainly due to increase in consumer call business resulted from the marketing effort undertaken by the Company to promote consumer call services.

Other income and gains:

Other income comprises mainly of interest income from bank deposits.  The decrease in interest income by US$5,896 is mainly due to lower cash reserve recorded for the current quarter.

Service Cost

Service cost has increased by US$1.05million in the first six months as new services/products come with different cost structure.

General and administrative expenses

General and administrative expenses total US$314,529, represent 20% increase or US$51,855 as compared to the same period last year.  The increase is mainly due to higher expenses required to support the higher revenue.

Personnel expenses

Personnel expenses total US$296,210, representing a 21% increase or US$51,779 as compared to the same period last year.  The increase is due to additional headcount recruited to support the higher revenue.

Amortisation and depreciation expenses

Amortisation and depreciation expenses total US$281,954, representing an increase of 5% as compared to the same period last year. This is mainly due to new capital expenditure incurred by the Company.

 Income before provision for income tax

Income before provision for income tax total US$571,516, representing a 46% reduction as compared to the same period last year mainly due to higher cost of good sold and higher operating expenses

Provision for taxes

Provision for taxation made for the first six months was lower by US$178,441 due to lower income before provision for income tax as compared to the same period last year.

Liquidity and Capital Resources

Cash

Our cash balance at November 30, 2010, was $5,089,573, representing an increase of $769,739 compared to our cash balance of $4,319,834 at November 30, 2009.

Cash Flow

	Six months ended November 30,
	2010	2009	Percentage change

Net cash used in operating activities	796,971	(555,623)	N/A
Net cash (used in)/provided by investing activities	(132,178)	(8,925)	1381%
Net cash provided by financing activities	(58,104)	133,272	N/A
Net increase in cash and cash equivalents	606,689	(431,276)	N/A

Cash inflows from operations during the six months ended November 30, 2010 amounted to $796,941 as compared to net cash outflows from operations of $555,623 in the same period of 2009. This is mainly due to advance made to the penultimate holding company by the Company.

Our cash outflows in investing activities during the six months ended November 30, 2010 amounted to $132,178 as compared to cash outflows of $8,925 for the same period in 2009. The cash outflow in the investing activities for the first six months is primarily due to acquisition of new equipment inline with the capacity expansion.

The Company has cash outflow of $58,104 from financing activities for the period ended November 30 as compared to cash inflow of US$133,372 in same period last year.   The cashflow changes for these two periods are due to related party transactions.

Working Capital

Our working capital recorded a surplus of US$4,069,311 as at November 30, 2010.  This is mainly contributed by our core business namely consumer call service which is prepaid in nature which helps generating high cash reserve for the Company.

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

2. The Company's revenue is deriving from China and Hong Kong. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3. If the Company is unable to derive any revenues from these countries, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of November 30, 2010, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of November 30, 2010, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           There have been no unregistered sales of equity for the quarter ended November 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2010.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 13, 2011, the date the financial statements were issued.

ITEM 6 - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2011	Hotgate Technology, Inc.

By:

/s/ Chuan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer