Form 10-Q
period 2011-02-28
REDtone Asia Inc
filed 2011-04-14
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

REDTONE ASIA, INC.
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes *    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes *       No  ☒

REDtone Asia, Inc.

(Previously Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REDtone Asia, Inc.

(Previously Hotgate Technology, Inc.)

As of Quarter Ended February 28, 2011 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of February 28, 2011 (unaudited) and May 31, 2010 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended February 28, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended February 28, 2011 and 2010	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-13

REDTONE ASIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2011

	February 28, 2011	May 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$4,892,355	$4,319,834
Inventories	219	199
Accounts receivable	11,211	132,769
Amount due from a related company	1,212,017	1,179,487
Tax recoverable	262,104	67,547
Other receivables and deposits	802,722	421,138
Total current assets	7,180,628	6,120,974

Property, plant and equipment, net	2,456,599	2,632,778
Intangible assets, net	1,871,601	1,921,531
Available-for-sale investments	711,121	390,603

Total assets	$12,219,949	$11,065,886

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,149,372	$2,226,709
Accounts payable	224,770	363,732
Accrued expenses and other payables	286,272	94,703
Amount due to a related company	100,183	127,179
Taxes payable	203,044	109,026
Total current liabilities	2,963,641	2,921,349

Deferred tax liabilities	59,512	57,204

Total liabilities	3,023,153	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and outstanding, respectively	28,232	26,917
Additional paid in capital	7,628,822	7,473,211
Retained earnings	914,144	137,922
Accumulated other comprehensive income	625,598	449,283
Total stockholders’ equity	9,196,796	8,087,333
Total liabilities and stockholders’ equity	$12,219,949	$11,065,886

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

For the three months and nine months ended February 28, 2011 and 2010

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Revenue	$1,384,170	1,267,220	$3,998,708	$3,203,234

Other income and gains	69,411	27,391	85,431	49,307

Service costs	562,157	440,416	1,728,506	557,058

Administrative expenses	210,900	148,925	525,429	411,599

Personnel cost	173,889	155,272	470,099	399,703

Depreciation expense	116,053	105,930	339,780	318,068

Amortization expense	30,054	27,611	88,281	82,832

Income before provision for income taxes	360,528	416,457	932,044	1,483,281

Provision for income taxes	46,614	150,167	155,822	437,816

Net income	$313,914	266,290	$776,222	$1,045,465

Other comprehensive income
Gain/(loss) on foreign currency translation	13,513	8,162	176,315	1,972

Total comprehensive income	$327,427	274,452	$952,537	$1,047,437

Net income per share, basic and diluted	$--	--	$--	$--

Weighted average number of shares	275,284,223	269,168,128	275,284,223	269,168,128

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended February 28, 2011 and 2010

	Nine months ended February 28,
	2011	2010

Cash flows from operating activities
Net income	$776,222	$1,045,465
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	88,281	82,832
Depreciation expense	339,780	318,068
Deferred tax	-	83,821
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	128,096	(159,315)
(Increase)/decrease in inventories	(20)	911
Increase in other receivables and deposits	(342,691)	(596,263)
Decrease/(increase) in amount due from a related company	80,403	(1,177,971)
Increase in tax recoverable	(195,649)	(7,213)
Decrease in deferred income	(77,337)	(591,025)
Decrease in accounts payable	(166,099)	(702,011)
Increase in taxes payable	94,018	305,914
Increase in accrued liabilities and other payables	155,986	177,241

Net cash provided by/(used in) operating activities	$880,990	(1,219,546)

Cash flows from investing activities
Purchase of property, plant and equipment	(97,406)	(5,871)
Investment in available-for-sale investments	(304,584)	-
Acquisition of RedTone	21,144	-

Net cash used in investing activities	$(380,846)	$(5,871)

Cash flows from financing activities
Decrease in amount due to related companies	(26,996)	(43,976)

Net cash used in financing activities	$(26,996)	$(43,976)

Net increase/(decrease) in cash and cash equivalents	473,148	(1,269,393)

Effect of exchange rate changes on cash and cash equivalents	99,373	2,684

Cash and cash equivalents at beginning of period	4,319,834	4,618,856

Cash and cash equivalents at end of period	$4,892,355	$3,352,147

Cash paid for interest	$-	$-

Cash paid for income taxes	$308,393	$48,779

Non-cash transaction:
Issuance of shares to satisfy debts	1,183,248	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Hotgate Technology, Inc. and subsidiaries (the “Company”) are a group of companies in People’s Republic of China (“PRC”) that engaged in e-sales and distribution provider for prepaid services such as prepaid discounted call services for consumers, prepaid mobile air-time and game reload and prepaid shopping card or pass business.

On March 25, 2011, Hotgate Technology, Inc. changed its name to REDtone Asia, Inc. and having its new trading symbol in OTCBB as “RTAS”.

As of February 28, 2011, details of the Company are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

VMS Technology Limited (“VMS”) (Previously known as Hotgate VMS Technology Ltd.)	Hong Kong September 14, 1998	100%	Provides system design, maintenance services and distance call services

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

RT Communications Limited	British Virgin Island February 24, 2010	100%	Investment holding

# - Variable interest entities.  See also Footnote 15.

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

For accounting purposes, the acquisition of Redtone China by Hotgate has been recorded as a reverse acquisition of a public company and a recapitalization of Redtone China based on factors demonstrating that Redtone is the acquirer for accounting purposes.  This reverse acquisition is accounted for as a recapitalization of Redtone with the common stock of the public company.  Therefore, the historical operations of Redtone are included in the condensed consolidated statements of operations for the comparative period.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended February 28, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC, give effect to the acquisition of Redtone China and the disposal of Hotgate Holdings Group, as if these arrangements had occurred retroactively. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Renminbi (“RMB”), while the reporting currency is US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of February 28, 2011, the results of its operations and cash flows for the nine months ended February 28, 2011.

The results of operations for the nine months ended February 28, 2011 are not necessarily indicative of the results for a full year period.

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

(c) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists and upon utilisation of actual air-time traffic when users making calls.

For revenue derives from sale of VMS Cards, revenue is being recognized after physical delivery of VMS Cards have taken place and customer acknowledges receipt delivery with full payment collected upon delivery acceptance.

(d) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2011 and 2010, there were no dilutive securities outstanding.

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

	February 28,	May 31,	February 28,
	2011	2010	2010

Year end RMB : US$ exchange rate	0.1524	0.1464	0.1458
Average yearly RMB : US$ exchange rate	0.1523	0.1459	0.1455
Year end HK$ : US$ exchange rate	0.1283	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1284	0.1282	0.1282

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

(f) Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

(g) Recent Accounting Pronouncements

New accounting rules and disclosure requirements may significantly impact the financial statements. We believe that there is no new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 5 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	February 28, 2011	May 31, 2010

Cash and bank	$1,521,367	$1,574,829
Fixed deposits	3,370,988	2,745,005

Total	$4,892,355	$4,319,834

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 6 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	Cost or amortized cost
	February 28, 2011	May 31, 2010
Investment in trust fund	$304,764	$-
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	406,357	390,603
Total	$711,121	$390,603

Hai He is principally engaged in the wholesale and retailing of 3G mobile internet devices and air-time access packages in the PRC.  The above investment in an amount of USD406,357 was held for sale without participation in management and control.

The Company is currently in the process of negotiation for disposal of this investment at a price that is not less than original cost. In the opinion of the directors, the carrying value of the unlisted investment approximates the fair value as of February 28, 2011 and up to the date of this report.

Investment in trust fund in an amount of RMB2,000,000 (equivalent to USD304,764) is held under CITIC Trust for the investment project of CITIC Cheng Jing and China Agriculture Technological Cultural share capital. The trust fund provides an expected return of 8% per annum with a held to maturity of 2 years.

NOTE 7 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates were summarized as follows:

	February 28, 2011	May 31, 2010

Deposits	$90,896	$133,058
Other receivables	711,826	288,080
Total	$802,722	$421,138

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 28, 2011	May 31, 2010
At cost:
Computer and software	$114,831	$95,107
Telecommunication equipment	4,723,008	4,483,234
Furniture, fixtures and equipment	60,838	38,296
Motor vehicles	31,391	30,173
Leasehold improvement	29,642	26,997
	4,959,710	4,673,807

Less: Accumulated depreciation	(2,503,111)	(2,041,029)
Property, plant and equipment, net	$2,456,599	$2,632,778

Depreciation expense for the nine months ended February 28, 2011 and 2010 was $339,780 and $318,068, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	February 28, 2011	May 31, 2010
At cost:
Licenses and software	$2,315,295	$2,252,870

Less: Accumulated amortization	(443,694)	(331,339)

Intangible assets, net	$1,871,601	$1,921,531

Amortization expense for the nine months ended February 28, 2011 and 2010 was $88,281 and $82,832, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Amount due from a related company as of the balance sheet dates were summarized as follows:

	February 28, 2011	May 31, 2010

Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$1,212,017	$1,179,487
	$1,212,017	$1,179,487

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and has no fixed repayment date.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	February 28, 2011	May 31, 2010
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$100,183	$127,179

	$100,183	$127,179

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	February 28, 2011	May 31, 2010

Accrued expenses	$16,949	$32,152
Other payables	269,323	62,551
Total	$286,272	$94,703

NOTE 12 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 13 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 28, 2011	May 31, 2010

Business tax payable	$129,742	$94,481
Income tax payable	73,302	12,617
Others	-	1,928
Total	$203,044	$109,026

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

NOTE 14 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended February 28, 2011 and 2010 are summarized as follows:

	Nine months ended February 28,
	2011	2010

Current – PRC income tax provision	$155,882	$354,172
Deferred income tax provision	-	83,644
Total	$155,882	$437,816

A reconciliation of the expected tax with the actual tax expense is as follows:

	2011		2010
	Amount	%	Amount	%

Income before provision for income taxes	$932,044		$1,483,281

Expected PRC income tax expense at statutory tax rate of 25%	233,011	25.0	370,820	25.0
Different tax rate for PRC/Hong Kong local authority	(30,448)	(3.2)	6,669	0.5
Expenses not deductible for tax	9,602	1.0	57,000	3.8
Income not subject to tax	(56,873)	(6.1)	(8,774)	(0.6)
Utilization of tax loss brought forward	530	0.0	-	-
Tax losses not provided for deferred tax	-	-	12,101	0.8

Actual tax expense	$155,822	16.7	$437,816	29.5

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

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	February 28, 2011	May 31, 2010
Assets
Cash and cash equivalents	$348,489	$304,861
Inventories	219	199
Accounts receivable	7,619	132,769
Tax recoverable	61,463	-
Other receivables and deposits	324,208	414,404
Property, plant and equipment, net	87,795	52,860
Available-for-sale investment	711,121	390,603
Total assets (not include amount due from intra-group companies)	$1,540,914	$1,295,696

Liabilities
Deferred income	$2,156,958	$2,226,709
Accounts payable	197,998	363,732
Accrued expenses and other payables	133,602	9,099
Tax payables	5,789	40,935
Total liabilities	$2,494,347	$2,640,475

The statements of income of the consolidated VIEs for the nine months ended February 28, 2011 and 2010 are as follows, and are included in the condensed consolidated statements of income of the Company:

	Nine months ended February 28,
	2011	2010

Revenue	$3,531,995	$3,203,234
Other income and gains	28,458	18,600
Service costs	1,602,004	516,278
Administrative expenses	244,422	217,469
Personnel cost	382,286	349,584
Depreciation expense	16,640	10,081
Other operating expenses	30,310	30,715

Income before provision for income taxes (Not including service costs payable to intra-group companies)	1,284,791	2,097,707

Provision for income taxes	37,034	354,172

Net income	$1,247,757	$1,743,535

NOTE 16 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.

(a)

Changes in common stock before reverse takeover transaction

On July 22, 2010, the Company entered into a Stock Subscription Agreement whereby it sold 110,000,000 of its common shares at a price per share of $0.0004. The shares were purchased by Grand Trading Investment Pte Ltd, of which Lu Kan, Lee Chee Keong, and Tan Chee Chong are the directors.  Lu Kan and Lee Chee Keong are also the shareholders of Grand Trading Investment Pte Ltd. The transaction has been retroactively reflected in the financial statements.  Lee Chee Keong has been appointed as the Company’s Chief Financial Officer effective October 22, 2010.

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

(c)

Weighted average number of shares

The calculation of weighted average number of shares for the nine months ended February 28, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010, as reported previously	186,684,199
Issuance of shares to Grand Trading Investment Limited on July 22, 2010	110,000,000
One-for-twelve reverse stock split	(271,960,515)

Total shares outstanding after stock split	24,723,684
Issuance of shares for acquisition of Redtone China	244,444,444

At June 1, 2010, after reverse takeover transaction	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	6,116,095

At February 28, 2011	282,315,325	275,284,223

NOTE 17 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of February 28, 2011, two PRC subsidiaries had arranged non-cancelable operating leases with a third party for its office premise.  The expected annual lease payments under these operating leases are as follows:

2011
February 28,
2012	$119,800
2013	8,920
Total	$128,720

NOTE 18 – SUBSEQUENT EVENT

On March 7, 2011, through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited ("Hongsheng "), entered into a share sales agreement (“SSA”) with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of Shanghai QianYue Business Administration Co., Ltd. ("QBA"), amounting to RMB 10 million, for a cash consideration of $1,205,540.  QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

The salient terms and conditions of the SSA are:

1. The purchase consideration will be paid in 3 tranches – (i) $30,520 earnest deposit paid upon signing the term sheet, (ii) $427,280 within 3 days after date of SSA and the balance upon completion of shares transfer.

2. The net book value of QBA's fixed assets (inclusive of software) must be at least $183,120;

3. All of the liabilities/obligations that existed or occurred on or before the completion date shall be fully undertaken by QIT.

4. The cut-off date for transferring the QBA operations to Hongsheng is on April 1, 2011 (“Cut-off Date”).

5. QIT will not engage in any similar business as QBA within 2 years from the date of SSA.

6. QIT has the right to the cash balance after deducting designated card payment obligation and all liabilities as at the Cut-off Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "REDtone believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of RTAS and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “RTAS,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to REDtone Asia, Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “RM” are to Malaysian Ringgit; (vi) “Securities Act” are to the Securities Act of 1933, as amended; and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Pursuant to the Share Exchange Agreement signed with REDtone Technology Sdn. Bhd. and REDtone International Berhad, the Company completed the acquisition of 100% ownership of Redtone China on October 7, 2010.  Redtone China has subsidiaries in Shanghai that are principally involved in the business of e-sales and distribution provider for prepaid services.   Redtone China is also conducting paperless reload services for prepaid discounted call services and mobile air-time reload for consumers in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

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

Results of Operations

Nine Months Ended February 28, 2011 as Compared to Nine Months Ended February 28, 2010

The following table summarizes the results of our operations during the nine month periods ended February 28, 2011 and 2010, and associated percentage changes for comparisons purposes.

	Nine months ended February 28,
	2011	2010	+/-	% changes
Revenue	$3,998,708	$3,203,234	795,474	25%

Other income and gains	85,431	49,307	36,124	73%

Service costs	1,728,506	557,058	1,171,448	210%

Administrative expenses	525,429	411,599	113,830	28%

Personnel cost	470,099	399,703	70,396	18%

Depreciation expense	339,780	318,068	21,712	7%

Amortization expense	88,281	82,832	5,449	7%

Income before provision for income taxes	932,044	1,483,281	(551,237)	-37%

Provision for income taxes	155,822	437,816	(281,994)	-64%

Net income	$776,222	$1,045,465	(269,243)	-26%

Revenues

The Company generated revenue of US$3,998,708 in the first 9 months representing a 25% increase as compared with the same period last year. The increase is mainly due to increase in consumer call business resulted from the marketing effort undertaken by the Company to promote consumer call services.

Other income and gains:

Other income comprises mainly of interest income from bank deposits.  The increase in interest income by US$36,124 is mainly due to high cash reserve recorded for the current quarter.

Service Cost

Service cost has increased by US$1.17million in the first nine months as new services/products come with different cost structure.

General and administrative expenses

General and administrative expenses total US$525,429 represent 28% increase or US$113,830 as compared to the same period last year.  The increase is mainly due to higher expenses required to support the higher revenue.

Personnel expenses

Personnel expenses total US$470,099, representing an 18% increase or US$70,396 as compared to the same period last year.  The increase is due to additional headcount recruited to support the higher revenue.

Amortisation and depreciation expenses

Amortisation and depreciation expenses total US$428,061, representing an increase of 7% as compared to the same period last year. This is mainly due to new capital expenditure incurred by the Company.

 Income before provision for income tax

Income before provision for income tax total US$932,044, representing a 37% reduction as compared to the same period last year mainly due to higher cost of good sold and higher operating expenses

Provision for taxes

Provision for taxation made for the first nine months was lower by US$281,994 due to lower income before provision for income tax as compared to the same period last year.

Liquidity and Capital Resources

Cash

Our cash balance at February 28, 2011, was US$4,892,355, representing an increase of US$1,540,208 compared to our cash balance of US$3,352,147 at February 28, 2010.

Cash Flow

	Nine months ended February 28,
	2011	2010	Percentage change

Net cash used in operating activities	880,990	(1,219,546)	N/A
Net cash (used in)/provided by investing activities	(380,846)	(5,871)	1381%
Net cash provided by financing activities	(26,996)	(43,976)	39%
Net increase in cash and cash equivalents	473,148	(1,269,393)	N/A

Cash inflows from operations during the nine months ended February 28, 2011 amounted to US$880,990 as compared to net cash outflows from operations of US$1,219,546 in the same period of 2010. This is mainly due to advance made to the penultimate holding company by the Company in 2010.

Our cash outflows in investing activities during the nine months ended February 28, 2011 amounted to US$380,846 as compared to cash outflows of US$5,871 for the same period in 2010. The cash outflow in the investing activities for the first nine months is primarily due to acquisition of investment in available-for-sale investments.

The Company has cash outflow of US$26,996 from financing activities for the period ended February 28, 2011 as compared to cash outflow of US$43,976 in same period last year.   The cashflow changes for these two periods are due to related party transactions.

Working Capital

Our working capital recorded a surplus of US$4,216,987 as at February 28, 2011.  This is mainly contributed by our core business namely consumer call service which is prepaid in nature which helps generating high cash reserve for the Company.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of February 28, 2011, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of February 28, 2011, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           There have been no unregistered sales of equity for the quarter ended February 28, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2011.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 13, 2011, the date the financial statements were issued.

Subsequent to the balance sheet date, the Company has changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc and having its new trading symbol in OTCBB as “RTAS”.

On March 7, 2011, following the satisfactory completion of due diligence, the Company through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited ("Hongsheng"), entered into a share sales agreement (“SSA”) with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of Shanghai QianYue Business Administration Co., Ltd. ("QBA"), amounting to RMB 10 million, for a cash consideration of RMB 7.9 million. QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

The salient terms and conditions of the SSA are:

1.

The purchase consideration will be paid in 3 tranches: (i) RMB200,000 earnest deposit paid upon signing the term sheet, (ii) RMB2.8 million within 3 days after date of SSA and (iii) the balance upon completion of shares transfer.

2.

The net book value of QBA's fixed assets (inclusive of software) must be at least RMB 1.2 million;

3.

All of the liabilities/obligations that existed or occurred on or before the completion date shall be fully undertaken by QIT.

4.

The cut-off date for transferring the QBA operations to Hongsheng is on April 1, 2011 (“Cut-off Date”).

5.

QIT will not engage in any similar business as QBA within 2 years from the date of SSA.

6.

QIT has the right to the cash balance after deducting designated card payment obligation and all liabilities as at the Cut-off Date.

Relevant announcement has also been filed and the post-acquisition result of QBA will be consolidated after April 1, 2011.   The Company does not expect the acquisition of QBA would have any material impact to the net assets of the Company in the coming quarter.

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

Dated: April 13, 2011	REDtone Asia, Inc.

By:

/s/ Chan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer