Form 10-Q/A
period 2010-11-30
REDtone Asia Inc
filed 2011-05-20
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (check one): Yes  ☐     No ☒

RedTone Asia, Inc.

(formerly Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RedTone Asia, Inc.

(formerly Hotgate Technology, Inc.)

As of Quarter Ended November 30, 2010 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of November 30, 2010 (unaudited) and May 31, 2010 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended November 30, 2010 and 2009	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended November 30, 2010 and 2009	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-13

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2010

	November 30, 2010	May 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$5,089,573	$4,319,834
Inventories	217	199
Accounts receivable	12,962	132,769
Tax recoverable	259,307	67,547
Other receivables and deposits	347,519	421,138
Total current assets	5,709,578	4,941,487

Property, plant and equipment, net	2,543,234	2,632,778
Intangible assets, net	1,913,681	1,921,531
Amount due from a related company	1,210,699	1,179,487
Available-for-sale investment	402,020	390,603

Total assets	$11,779,212	$11,065,886

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,094,499	$2,226,709
Accounts payable	252,185	363,732
Accrued expenses and other payables	257,230	94,703
Amount due to related companies	69,075	127,179
Taxes payable	177,977	109,026
Total current liabilities	2,850,966	2,921,349

Deferred tax liabilities	58,877	57,204

Total liabilities	2,909,843	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and outstanding	28,232	26,917
Additional paid in capital	7,628,822	7,473,211
Retained earnings	600,230	137,922
Accumulated other comprehensive income	612,085	449,283
Total stockholders’ equity	8,869,369	8,087,333
Total liabilities and stockholders’ equity	$11,779,212	$11,065,886

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

HOTGATE TECHNOLOGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

	Six months ended November 30,
	2010	2009

Cash flows from operating activities
Net income	$462,308	$779,175
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	58,227	55,221
Depreciation expense	223,727	212,138
Deferred tax	-	28,820
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	126,345	(115,306)
(Increase)/decrease in inventories	(18)	912
Decrease/(increase) in other receivables and deposits	112,512	(1,298,751)
(Increase)/decrease in tax recoverable	(192,852)	46,229
(Decrease) in deferred income	(132,210)	(632,314)
(Decrease)/increase in accounts payable	(138,684)	90,678
Increase in taxes payable	68,951	256,069
Increase in accrued liabilities and other payables	126,944	21,506

Net cash provided by/(used in) operating activities	$715,250	(555,623)

Cash flows from investing activities
Purchase of property, plant and equipment	(153,322)	(8,925)
Decrease in amount due from a related company	81,721	-
Acquisition of RedTone	21,144	-

Net cash used in investing activities	$(50,457)	$(8,925)

Cash flows from financing activities
(Decrease)/increase in amount due to related companies	(58,104)	133,272

Net cash (used in)/provided by financing activities	$(58,104)	$133,272

Net increase/(decrease) in cash and cash equivalents	606,689	(431,276)

Effect of exchange rate changes on cash and cash equivalents	163,050	3,409

Cash and cash equivalents at beginning of period	4,319,834	4,618,856

Cash and cash equivalents at end of period	$5,089,573	$4,190,989

Cash paid for interest	$-	$-

Cash paid for income taxes	$40,257	$31,580

Non-cash transaction:
Issuance of shares to satisfy debts	1,183,248	-

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

The amount represents non-trade advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is not expected to be repaid within 12 months.

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

	Six months ended November 30,
	2010	2009	+/-	% changes

Revenue	$2,614,538	1,936,014	678,524	35%

Other income and gains	16,020	21,916	(5,896)	-27%

Service costs	(1,166,349)	(116,642)	(1,049,707)	900%

General and administrative expenses	(314,529)	(262,674)	(51,855)	20%

Personnel cost	(296,210)	(244,431)	(51,779)	21%

Depreciation	(223,727)	(212,138)	(11,589)	5%

Amortisation	(58,227)	(55,221)	(3,006)	5%

Income before provision for income taxes	571,516	1,066,824	(495,308)	-46%

Provision for income taxes	(109,208)	(287,649)	178,441	-62%

Net income	$462,308	779,175	(316,867)	-41%

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

Service Cost

The service cost for the six months period ended November 30, 2010 increase by 900% or US$1,049,707 over the prior interim period mainly due to increase in the sales from the collaboration agreement with other telecommunication providers whereby we recognize both revenue and cost on the gross basis.

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

Amortization and depreciation expenses

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

Cash Flow

	Six months ended November 30,
	2010	2009	Percentage change

Net cash provided by/(used in) operating activities	715,250	(555,623)	N/A
Net cash used in investing activities	(50,457)	(8,925)	465%
Net cash (used in)/provided by financing activities	(58,104)	133,272	N/A
Net increase/(decrease) in cash and cash equivalents	606,689	(431,276)	N/A

Cash inflows from operations during the six months ended November 30, 2010 amounted to $715,250 as compared to net cash outflows from operations of $555,623 in the same period of 2009. This is mainly due to decrease in other receivables and deposit paid to telecommunication service providers.

Our cash outflows in investing activities during the six months ended November 30, 2010 amounted to $50,457 as compared to cash outflows of $8,925 for the same period in 2009. The cash outflow in the investing activities for the first six months is primarily due to acquisition of new equipment inline with the capacity expansion.

The Company has cash outflow of $58,104 from financing activities for the period ended November 30 as compared to cash inflow of $133,372 in same period last year.   The cashflow changes for these two periods are due to related party transactions.

Working Capital

Our working capital recorded a surplus of $2,858,612 as at November 30, 2010.  This is mainly contributed by our core business namely consumer call service which is prepaid in nature which helps generating high cash reserve for the Company.

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

Changes in internal controls

As of May 31, 2010, the end of the fiscal year covered by Form 10-K, the evaluation of the effectiveness of our disclosure controls and procedures were concluded as not effective because they did not have proper application of accounting principles to ensure a material transaction was accounted for in accordance to the United States generally accepted accounting principles. At that point in time, the company was suffering major slump in business causing turnover of employees resulting in insufficient team of management to observe good internal control practices especially lacking in segregation of duties.

Pursuant to the Share Exchange Agreement transaction resulting in Redtone China taking over Hotgate in August 2010, the Company has undertaken the following effort to improve the internal control management:

(a)

Having additional headcounts of accounting personnel managing each accounting functions for better segregations of duties

(b)

Engaged an independent audit firm Messrs. Audex Governance Sdn Bhd from Malaysia to perform internal audit review on key cycles such as Procurement, Payment Processing and Cash Management covering the period from December 2009 to November 2010.

Based on the internal audit report findings, the management has established Company policies and rulings addressing those areas highlighted for better control and process improvement.

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

Dated: May 13, 2011	RedTone Asia, Inc. (formerly Hotgate Technology, Inc.)

By:

/s/ Chuan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer