Form 10-Q/A
period 2011-02-28
REDtone Asia Inc
filed 2011-06-30
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

REDtone Asia, Inc.

(Previously Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REDtone Asia, Inc.

(Previously Hotgate Technology, Inc.)

As of Quarter Ended February 28, 2011 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of February 28, 2011 (unaudited) and May 31, 2010 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended February 28, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended February 28, 2011 and 2010	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-14

REDTONE ASIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2011

	February 28, 2011	May 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$4,892,355	$4,319,834
Inventories	219	199
Accounts receivable	11,211	132,769
Amount due from a related company	1,212,017	1,179,487
Tax recoverable	262,104	67,547
Other receivables and deposits	802,722	421,138
Total current assets	7,180,628	6,120,974

Property, plant and equipment, net	2,456,599	2,632,778
Intangible assets, net	1,871,601	1,921,531
Available-for-sale investments	711,121	390,603

Total assets	$12,219,949	$11,065,886

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,149,372	$2,226,709
Accounts payable	224,770	363,732
Accrued expenses and other payables	286,272	94,703
Amount due to a related company	100,183	127,179
Taxes payable	203,044	109,026
Total current liabilities	2,963,641	2,921,349

Deferred tax liabilities	59,512	57,204

Total liabilities	3,023,153	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and outstanding, respectively	28,232	26,917
Additional paid in capital	7,628,822	7,473,211
Retained earnings	914,144	137,922
Accumulated other comprehensive income	625,598	449,283
Total stockholders’ equity	9,196,796	8,087,333
Total liabilities and stockholders’ equity	$12,219,949	$11,065,886

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

For the three months and nine months ended February 28, 2011 and 2010

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Revenue	$1,384,170	$1,267,220	$3,998,708	$3,203,234

Other income and gains	69,411	27,391	85,431	49,307

Service costs	562,157	440,416	1,728,506	557,058

Administrative expenses	210,900	148,925	525,429	411,599

Personnel cost	173,889	155,272	470,099	399,703

Depreciation expense	116,053	105,930	339,780	318,068

Amortization expense	30,054	27,611	88,281	82,832

Income before provision for income taxes	360,528	416,457	932,044	1,483,281

Provision for income taxes	46,614	150,167	155,822	437,816

Net income	$313,914	$266,290	$776,222	$1,045,465

Other comprehensive income
Gain/(loss) on foreign currency translation	13,513	8,162	176,315	1,972

Total comprehensive income	$327,427	$274,452	$952,537	$1,047,437

Net income per share, basic and diluted	$--	$--	$--	$--

Weighted average number of shares	275,284,223	269,168,128	275,284,223	269,168,128

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

(c) Revenue Recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

▪ Persuasive evidence of an arrangement exists,

▪ Delivery has occurred or services have been rendered,

▪ The seller’s price to the buyer is fixed or determinable, and

▪ Collectability is reasonably assured

Revenue Recognition policy for each of the major products and services:

1.

Discounted call services for consumer (EMS) as follow:

•

Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilize by the consumer and the computation is based on the gross profit sharing ratio as per the collaboration agreement with CTT. Redtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as “Agent” as Redtone China is the sole distributor for EMS brand owned and controlled by CTT ;  and

•

Collaboration with other telecommunication providers – Redtone China will act as discounted consumer call Reseller whereby Redtone China will decide on service and package specification, pricing policy while China Unicom merely acts as passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at prescribed rate (defined as traffic termination cost in the book of Redtone China).  In this regard, Redtone China will

recognize the revenue when airtime is utilized by the consumer and the value recognize is the call charges gross value.    Redtone China role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing passive role as traffic termination partner while Redtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiry date for the product sold. If the airtime is not utilize by the expiry date, which is currently one year from the activation date, it will be deemed expired and recognize as revenue based on the remaining gross value of the expired prepaid product.

2.

Discounted call services for corporate as follow:

•

Collaboration with CTT – the revenue recognize is the commission earn from distributing the discounted call services to corporate customer; and

•

Collaboration with other telecommunication providers –the revenue recognize is the commission earn from distributing the discounted call services to corporate customer;

3.

Reload services for prepaid mobile – revenue recognize is the commission earn

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

Included in the “other receivables” US$711,826 (as of May 31, 2010: US$288,080) are US$457,145 as advance paid for future investment opportunity.  Another US$254,681 is relating to deposits and prepaid air-time top-up placed with various telecommunication partners for traffic termination and prepaid mobile air-time reload business.

The advance has been returned to the Company on April 11, 2011.

The prepaid air time top-up are being used to offset against actual termination cost incurred and mobile air-time sold to sub-agencies.  These deposits will be on replenishment basis and has no fix repayment term.  The unutilized balance will be refunded to the Company when the service is terminated.

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

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

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

The service cost for the nine months period ended February 28,  increase by 210% or US$1.17million over the prior interim period mainly due to increase in the sales from the collaboration agreement with China Unicom for discounted consumer voice services whereby we recognize both revenue and cost on the gross basis for China Unicom model.

Redtone China’s role for Business Collaboration with China Unicom would meet the criteria for revenue recognition on gross basis and therefore the same gross basis is applicable for the recognition of traffic termination cost paid for China Unicom in the account.

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

Dated: June 29 , 2011	REDtone Asia, Inc.

By:

/s/ Chan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer