Form 10-Q/A
period 2011-02-28
REDtone Asia Inc
filed 2011-08-19
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No 2

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

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

As of Quarter Ended February 28, 2011 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of February 28, 2011 (unaudited) and May 31, 2010 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended February 28, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended February 28, 2011 and 2010	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-14

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 2011

	February 28, 2011	May 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$4,892,355	$4,319,834
Inventories	219	199
Accounts receivable	11,211	132,769

Tax recoverable	262,104	67,547
Other receivables and deposits	802,722	421,138
Total current assets	5,968,611	4,941,487

Property, plant and equipment, net	2,456,599	2,632,778
Intangible assets, net	1,871,601	1,921,531
Available-for-sale investments	711,121	390,603
Amount due from a related company	1,212,017	1,179,487

Total assets	$12,219,949	$11,065,886
Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,149,372	$2,226,709
Accounts payable	224,770	363,732
Accrued expenses and other payables	286,272	94,703
Amount due to a related company	100,183	127,179
Taxes payable	203,044	109,026
Total current liabilities	2,963,641	2,921,349

Deferred tax liabilities	59,512	57,204

Total liabilities	3,023,153	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and
outstanding, respectively	28,232	26,917
Additional paid in capital	7,628,822	7,473,211
Retained earnings	914,144	137,922
Accumulated other comprehensive income	625,598	449,283
Total stockholders’ equity	9,196,796	8,087,333
Total liabilities and stockholders’ equity	$12,219,949	$11,065,886

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

On March 25, 2011, Hotgate Technology, Inc. changed its name to REDtone Asia, Inc. and having its new trading symbol in OTCBB as “RTAS”.

As of February 28, 2011, details of the Company are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

VMS Technology Limited (“VMS”) (Previously known as	Hong Kong	100%	Provides system design, maintenance
HotgateVMS Technology Ltd.)	September 14, 1998		services and distance call services

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong	100%	Investment holding
May 26, 2005

Redtone Telecommunications (Shanghai) Limited (“Redtone	The PRC	100%	Provides technical support services to group
Shanghai”)	July, 26, 2005		companies

Shanghai Hongsheng Net Telecommunication Company Limited	The PRC	100%#	Marketing and distribution of discounted
(“Hongsheng”)	November 29, 2006		call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited	The PRC	100%#	Marketing and distribution of IP call and
(“Huitong”)	March, 26, 2007		discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC	100%#	Marketing and distribution of products on
	March 21, 2008		the internet

RT Communications Limited	British Virgin Island	100%	Investment holding
February 24, 2010

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

Revenue Recognition policy for each of the major products and services:

1.   Discounted call services for consumer (EMS) as follows
         ·

Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilize by the consumer and it is on net basis which is computed based on a fixed sharing ratio of the total airtime utilize by consumers after netting of direct traffic termination cost and incidental expenses. Redtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as “Agent” as Redtone China is the sole distributor for EMS brand owned and controlled by CTT ;  and

         •

Collaboration with other telecommunication providers – Redtone China will act as discounted consumer call Reseller whereby Redtone China will decide on service and package specification, pricing policy while China Unicom merely acts as passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at prescribed rate (defined as traffic termination cost in the book of Redtone China).  In this regard, Redtone China will recognize the revenue when airtime is utilized by the consumer and the value recognize is the call charges gross value. Redtone China role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing passive role as traffic termination partner while Redtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiry date for the product sold. If the airtime is not utilize by the expiry date, which is currently one year from the activation date, it will be deemed expired and recognize as revenue based on the remaining gross value of the expired prepaid product.

2.   Discounted call services for corporate as follow:
•
Collaboration with CTT – the revenue recognize is the commission earn from distributing the discounted call services to corporate customer; and
•
Collaboration with other telecommunication providers –the revenue recognize is the commission earned from distributing the discounted call services to corporate customer;

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

Included in other receivables as of February 28, 2011 are advances paid by the Company to outside third parties for future investment opportunities of $457,145. These advances were repaid to the Company on April 14, 2011.

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

NOTE 10 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

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