Form 10-K
period 2011-06-30
REDtone Asia Inc
filed 2011-08-31
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 333-129388

REDTONE ASIA, INC
(Exact Name of registrant as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1602, Aitken Vanson, 61, Hoi Yuen Road, Kwun Tong, Hong Kong
(Address of principal executive offices)	(Zip Code)
)
Registrant’s telephone number, including area code (852) 2270-0688

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐
The issuer’s revenues for its most recent fiscal year were $4,279,588.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2011 was $-0-.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

At the date of this report, there were 282,315,325 outstanding shares of Redtone Asia, Inc. Common Stock, $0.0001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☐

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

PART I

ITEM 1. BUSINESS

Historical Overview

Acquisition of Redtone China.

On August 2, 2010, Hotgate Technology, Inc. entered into a Share Exchange Agreement (“SEA”) with Redtone Technology Sdn. Bhd. and Redtone International Berhad, both of which are incorporated in Malaysia.  After the closing of the transactions contemplated in the SEA, the Company acquired 100% ownership of Redtone China.

For accounting purposes, the acquisition of Redtone China by Hotgate has been recorded as a reverse acquisition of a public company and a recapitalization of Redtone China based on factors demonstrating that Redtone is the acquirer for accounting purposes.

Pursuant to the reversed acquisition, Hotgate Technology, Inc. and subsidiaries (the “Company”) focus on e-sales and distribution for prepaid services such as prepaid discounted call services for consumers, prepaid mobile air-time and game reload.

On March 7, 2011, following the satisfactory completion of due diligence, the Company had through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited, entered into a share sales agreement (“SSA”) with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of Shanghai QianYue Business Administration Co., Ltd. ("QBA"), amounting to RMB 10 million, for a cash consideration of RMB 7.9 million. QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.  The effective date of control for QBA is April 1, 2011 for accounting purposes.

On March 25, 2011, Hotgate Technology, Inc. changed its name to REDtone Asia, Inc. and has listed its new trading symbol in the OTCBB as “RTAS”.

As of May 31, 2011, details of the Company are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

“VMS Technology Ltd.” （formerly known as “Hotgate VMS Technology Ltd.”）	Hong Kong September 14, 1998	100%	Provides system design, maintenance services and distance call services

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100%#	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100%#	Provision of prepaid shopping-card services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

RT Communications Limited	British Virgin Island February 24, 2010	100%	Investment holding

# - Variable interest entities.  See also Footnote 15.

On March 7, 2011, through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited ("Hongsheng "), entered into a share sales agreement with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of QBA, amounting to RMB 10 million, for a cash consideration of $$1,219,511.  QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

On May 17, 2011, Nantong Jiatong was incorporated for the purpose of investment holding.

Jiamao and QBA is not reported as a distinct operating segment as the revenue, profit or loss and total assets in association with the ecommerce business are immaterial to the Company’s revenue, reported profit or loss and total assets, respectively.

Business of the Issuer

Business Overview

We are principally involved in the business of offering discounted call services for end users and paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators,  namely China Mobile, China Unicom and China Telecom.   With the recent acquisition of QBA, the Company is also venturing into third party payment solutions for the e-commerce industry in China.

Products and Services

REDtone China offers the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile users
4. Third party payment solutions for e-commerce with commission per sales model

Competition

The telecommunications industry in China is dominated by three state-run corporations, i.e. China Telecom Corporation Limited, China Mobile Communications Corporation and China United Network Communications Group Co., Ltd, all of whom have 3G licenses and are engaged in the fixed-line and mobile telecommunications business in China.

We see competition from:

(i) Direct Telecommunication Operators namely China Telecom Corporation Limited, China Mobile Communications Corporation and China United Network Communications Group Co., Ltd. These companies may adopt a more aggressive pricing on their local and international calls and have a direct impact on our discounted call services for the corporate segment. Likewise, if these operators offer very competitive rates for domestic, long distance and international calls, it could pose a substitution threat to our EMS services.

(ii) Other Discounted Service Providers
The discounted service providers such as Super E-Secretary operate in the domestic call industry and may cause price disruptions when they aggressively compete on the pricing of these discounted call services.
(iii) Other Mobile air-time reload service providers
Other providers such as Smartpay, Defeng and YiQiao offer similar mobile air-time reload services in Shanghai. They have entered into this reload services earlier than us but we offer a slightly better price advantage and better system support for paperless mobile reload in comparison with conventional paper-based reload services.

(iv) Other online third party payment service providers
Other providers such as Alipay, Tenpay and 99Bill offer similar third party payment services in China.

We believe our competitive advantage is derived from the following strengths:

(a)	Competitive Pricing

We are one of the leading alternative voice service providers in Shanghai in terms of market share, and are able toachieve lower minutes cost and lower operating costs per minute.  We have also been able to develop our technology internally with a lower overall capital investment.
By having the advantage of a longer market presence, credibility and dominant market share, we can afford to price our products and services competitively while maintaining healthy gross margins.

(b)	Superior Technology and Competent Technical Support

We have superior call routing technology and techniques, using, the Smart Call System which we have developed, for large corporate customers. As the products are developed in-house, we know the products well and are competent in supporting customers. Customers can expect hassle-free implementation of the products and services.

(c)	Innovation

Innovation which is embodied in all the products and services is the key to the competitive advantage of our operations. In addition, innovation also helps us to truly serve the needs of the customers and to provide value-added services and products to the customers.

Close communication with our front line resellers enables us to gather market intelligence and assists in strategy formulation that is relevant to market needs

(d)	Value Added Services

For the telecommunications services provided by us, customers also benefit from value added services such as  convenient reload, customer care services and support, e-billings and other services.

Regulatory Matters

REDtone China does not provide direct telecommunication services in the PRC. REDtone China acts as a distributor for CTT. REDtone China has a business licence issued by PRC’s State Administration for Industry and Commerce to carry out the distribution services.  REDtone China does not require a telecommunication licence to carry out its distribution activities.

We do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

However, the telecommunications industry is highly regulated in China. PRC laws and regulations will be modified and updated from time to time by the China government. In addition, many PRC laws and regulations are subject to extensive interpretive power of governmental agencies and commissions, and there is substantial uncertainty regarding the future interpretation and application of these laws or regulations.

Shanghai Hongsheng Net Telecommunication Co., Ltd. (“Hongsheng”), the subsidiary that carries out the telecommunication distribution services currently has a business license in connection with these services.  The business license is valid until November 28, 2026, and the Telecommunication Value-Adding Business Operating Permit is valid until November 5, 2013.  Both are subject to annual filing; however, the Company does not foresee any issue regarding renewal or material fees involved in the renewal.

Costs of Compliance with Environmental Laws

We are not presently affected by and do not have any costs associated with compliance with environmental laws.

Customers and Suppliers

Our major customers are end users and corporate clients in Shanghai. Our suppliers are mainly termination partners and telecommunication providers such as CTT, China Mobile and China Unicom and China Telecom.

Intellectual Property and Research and Development

The Company has no registered patents, trademarks or copyrights and no applications for patents, trademarks or copyrights are pending.

The Company utilized intellectual property pursuant to an agreement signed between REDtone Technology Sdn. Bhd,  Kerry Properties (Shanghai) Limited and REDtone Telecommunications (China) Ltd on 11 August 2005 in respect to the acquisition of thecustomer billing software, commission management, top-up management, traffic management, cardless system and the gateway interface system suite.

The “Redtone” logo in Chinese and “VeryPass” logo in English are registered trademarks in China valid until October 13, 2020 and October 6, 2020 respectively.

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2011.

Number of Employees

Currently, we have a Chief Executive Officer that manages the Company. With the acquisition of REDtone China, as of May 31 2011, we now have sixty six (66) employees including thirty (30) in management, twenty  (20) in Research & Development, technical support and customer care, ten (10) in sales and marketing and six (6) in finance and administration.  None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related disputes recorded over the years.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Operational/Business Risk

We are principally involved in the provision of telecommunications services and solutions and office communication solutions. As such, we are subject to certain operational and business risk factors inherent in the telecommunications industry. The operational risks include, , changes in conditions such as deterioration in prevailing market conditions, changes in labor, increase in labor costs and raw material costs and continued supply of electricity which is essential for the smooth operations of our telecommunications network(s). The business risks include, , network disruption in respect to the provision of the telecommunications services and although we seek to mitigate these operational and business risks through, , efficient cost control, maintaining a diversified range of customers and suppliers, having good relationships with the customers, suppliers and employees of the Company and having contractual agreements for projects undertaken, there can be no assurance that any change to these factors will not have a material adverse effect on our business and financial performance.

Competition

We are in a very competitive and rapidly changing telecommunications industry and our future success will depend on our ability to increase our market share in our industy.. We compete against well established telecommunications companies, such asChina Telecom, China Unicom and China Mobile on pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. The increasing competition in this telecommunications industry has had, and is expected to continue to have, a significant impact on our business and financial performance. Competition is expected to increase with the emergence of new entrants into its markets. We believe that the provision of telecommunications services complemented with our innovation will provide the Group with a competitive edge and differentiate us from its competitors.

Although we seek to mitigate these risks, there can be no assurance that our competitors will not develop technologies and products that are more effective than our own developments.. We have a very clear strategy to replicate the business in other provinces in China thereby increasing our marketshare over time.

 Dependence on key personnel

The technology industry is a growing and fast changing sector and management and operation of the business requires the employment of highly skilled workers, whether in technology or non-technology related fields. Our management recognizes and believes that our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Executive Directors, Chief Executive Officers and key personnel. The labor market for skilled personnel in this field is highly competitive We seek to mitigate this risk factor by offering our employees competitive salary/remuneration and benefits packages. There can be no assurance that the measures taken/to be taken will be successful and that any change in our existing skilled personnel will not have a material effect on our business and operations

Adverse Changes to the terms of business collaboration agreement with China TieTong

We currently have a business collaboration agreement with China TieTong. The agreement provides for renewability and is subject to changes in the terms of upon renewal. We will endeavour to seek and renew the agreement on terms favourable to us. There can be no assurance that any adverse changes to the terms of the agreement (for example, from failure to reach commercially acceptable terms) would not result in higher interconnection expenses. However, as we have emerged as a significant service provider, China TieTong may view this as a business opportunity to continue and further strengthen their working relationship with us.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We dos not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

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

The Chinese governments exert substantial influence over the manner in which we must conduct our business activities which could have an adverse effect on our ability to operate in China

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese governments continue to exercise substantial control over virtually every sector of the economy through regulation and state ownership. Our ability to operate may be harmed by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy could have a significant effect on economic conditions in China.  Additionally, regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in particular regions of China, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

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

The Company relies on contractual agreements (VIE structure) for all of its revenues; further, the Company has no equity interest in these subsidiaries and there are risks associated with this type of arrangement in light of the legal structure in the PRC.

Redtone China has placed tremendous reliance on contractual arrangements (VIE structure) for asserting management and controls in its wholly owned subsidiaries without equity interest.  The existence of such VIE structure is due to the fact that the PRC government limits the foreign investment in the value-added telecommunication industry.  These subsidiaries account for all of the Company’s revenue.
The VIE structure, while effective, does involve some associated risks, which may include:

(i)
While each agreement under the Contractual Arrangements as governed by PRC laws is valid, biding, and enforceable, there is the possibility that these Contractual Arrangements will not be deemed by the relevant government authorities to be in compliance with PRC laws and regulation; or, that other government authorities will not in the future interpret existing laws, regulations or policies, or issue new laws, regulations or policies, with the result that all or some of these Contractual Arrangements would be deemed to be in violation of PRC laws.

(ii)
The PRC laws referred to herein are laws currently in force.  There is the possibility that any of such laws, or the interpretation thereof or enforcement thereof, will be changed, amended or replaced in the immediate future or in the long-term with or without retrospective effect.

(iii)
Under the current Contractual Arrangements, if the PRC Entities, and/or any of their individual shareholders fails to perform its/his/her respective obligations under these Contractual Arrangements, the Company may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including, but not limited to, seeking specific performance or injunctive relief, and claiming damages, which we cannot assure the Company would achieve the full remedy therefrom.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at Suites 15A, E,F, SanhePlaza No. 121 Yanping Road, Jing An District, Shanghai, PRC.  The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of May 31, 2011, we had 282,315,325 outstanding shares of Common Stock, after the reverse stock split as disclosed in Item 9B(d).

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol “RTAS”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2011, we had approximately 49 shareholders of record.

Equity Compensation Plans
The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from 1 June 2010 to the date of this report, the Company sold unregistered securities to stockholders who acknowledges and understands that the certificates representing the shares has not been registered under the Securities Act 1933, as amended (“The Act”) and are restricted securities as that term is defined in Rule 144 under the Act, and requires written release from either the issuing Company or their attorney prior to legend removal.   These securities may not be resold unless the requirements of paragraph (i) of Rule 144 are met.

Date of share certificate	Share certificate number	Name of shareholder	No. of shares	Subscription price (per share)	Total subscription price (US$)
2 August 2010	1156	Grand Trading Investment Pte Ltd (1)	110,000,000*	US$0.0004	44,000

* The figure is before the one-for-twelve reverse stock split
(1) These securities may not be resold unless the requirements of paragraph (i) of Rule 144 are met

Further, the Company acquired REDtone China by issuing 244,444,444 shares to REDtone International Berhad.  These securities also may not be resold unless the requirements of paragraph (i) of Rule 144 are met.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the business of offering discounted call services for end users and paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.   With the recent acquisition of QBA, the Company is also venturing into third party payment solutions for the e-commerce industry in China.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2011 and 2010. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

	Twelve months ended May 31,		Increase /(Decrease)
	2011	2010	from previous year

Revenue	$5,465,564	$4,279,588	1,185,976	28%
Other income and gains	137,494	113,609	23,885	21%
Service costs	2,362,519	955,467	1,407,052	147%
Administrative expenses	1,028,504	456,987	571,517	125%
Personnel cost	705,265	566,618	138,647	24%
Depreciation expense	491,442	425,651	65,791	15%
Amortization expense	118,875	110,447	8,428	8%
Other operating expenses	46,472	41,107	5,365	13%
Income before provision for income taxes	849,981	1,836,920	(986,939)	-54%
Provision for income taxes	200,078	448,620	(248,542)	-55%
Net income	$649,903	$1,388,300	(738,397)	-53%
Other comprehensive income
Gain/(loss) on foreign currency translation	150,482	21,641	128,841	595%
Total comprehensive income	$800,385	1,409,941	(609,556)	-43%

Year ended May 31, 2011 compared to year ended May 31, 2010

Revenues.   Revenues from operations for the year ended May 31, 2011 of $5,465,564 reflected an increase of $1,185,976 over the fiscal year ended May 31, 2010.  This is due to call trafficincreases in our consumer voice business.

Other Income and gains.  During the fiscal year ended May 31, 2011, the Company recorded other income and gains of $137,494, an increase of $23,885 or 21% compared with last year.   Included in the other income are interest income and incentives from local governments.

Service cost. Service costs from operations for the year ended May 31, 2011 of $2,362,519 reflected an increase of $1,407,052 over the fiscal year ended May 31, 2010.  This is mainly due to call traffic increases from our consumer voice business and changes in the consumer call cost structure adopting gross basis (as opposed to net basis) as a result of changes in our sales mix.

Administrative expenses.  The general and administrative expenses increased $571,517 or 125% to $1,028,504. This increase is mainly attributed the impairment loss of assets held for investment which totaled $411,188 and the impairment of certain intangible in the amount $46,259.  The other increases in administrative expenses are due to additional support costs incurred for sales expansion and the inclusion of the newly acquired QBA  operation.

Personnel expenses.  The personnel expenses have increased 24% or $138,647 to $705,265 for the year ended May 31, 2011,  This increase is due to increased wages paid to employees and for additional personnel costs attributed to the newly acquired QBA operation.

Depreciation and amortization expenses.   Depreciation and amortization has increased by 15% and 8%, respectively for the year ended May 31, 2011.      The increase in depreciation expense is mainly due to the inclusion of the newly acquired QBA operation.

Other operating expenses.  The other operating expenses has increased 13% or $5,365 to $46,472 for the year ended May 31, 2011,  This is mainly due to  the inclusion of the newly acquired QBA operation.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2011, was $4,580,189, representing an increase of $260,355, from the previous cash balance of $4,319,834 as of May 31, 2010.

Cash Flow (before effect of exchange rate changes).

	Fiscal year ended May 31,
	2011	2010	+/-	% changes
Net cash provided by operating activities	$1,260,356	$1,222,927	37,429	3%
Net cash used in investing activities	$-1,065,341	$-1,579,015	513,674	-33%
Net cash (used in)/provided from financing activities	$-25,361	$48,393	-73,754	-152%
Net increase/(decrease) in cash and cash equivalents	169,654	-307,695	477,349	-155%

Net cash provided by operations during the fiscal year ended May 31, 2011 amounted to $1,260, 356 as compared to net cash used in operations of $1,222,927 in the same period of 2010, an increase of 3% as a result of growth in sales.

Net cashflow used in investing activities for the fiscal year ended May 31, 2011 amounted to $1,065,341 due to the acquisition of QBA.  In the same period of 2010, a total of $1,579,015 was used from intercompany advances and amounts expended on  available for sales investment.

There was net cash used in financing activities for the year ended May 31, 2011 totaling $25,361 represented by  changes in intercompany blances.  For the year ended May 31, 2010 the net cash provided by financing activities in the amount of $48,393 was due to changes in intercompany balances.changes

Working Capital

Our working capital was a positive of $2,353,946 at May 31, 2011, an increase of 17% year on year.  The positive working capital is attributable to well managed and profitable operations.

At May 31, 2011, we had stockholders’ equity of $9,142,715; total assets of $12,616,865 and total current liabilities of $3,474,150.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The seller’s price to the buyer is fixed or determinable, and
•	Collectability is reasonably assured

Revenue Recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follow:
•
Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilized by the consumer and the recognition of revenue is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination cost and incidental expenses as per the collaboration agreement with CTT. Redtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as an “Agent” as Redtone China is the sole distributor for the EMS brand owned and controlled by CTT ;  and

•
Collaboration with other telecommunication providers – Redtone China will act as discounted consumer call Reseller whereby Redtone China determines the service and package specification, and pricing policies while China Unicom merely acts as passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of Redtone China).  In this regard, Redtone China will recognize the revenue when airtime is utilized by the consumer and the value recognized is the call charges based upon the  gross value.    Redtone China’s role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing a passive role as traffic termination partner while Redtone China is fully responsible for the entire management of the discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and the Company will recognize the revenue based on the remaining gross value of the expired prepaid product.

2.	Discounted call services for the corporate segment as follows:
•	Collaboration with CTT – the revenue recognized is the commission earned from distributing the discounted call services to the corporate customer; and
•	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to the corporate customer;

3.	Reload services for prepaid mobile – revenue recognized is the commission earned for the reloading services

(4) Third party payment solution for e-commerce – revenue recognized is the net commission/fee earned

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accounting firm of Madsen and Associates CPA’s, Inc., (“Madsen”) was engaged on September 8, 2008 as  the independent auditor of the Company.

During the period that Madsen has served as our independent auditor, we have not had any disagreements with Madsen, whether resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused us to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of May 31, 2011,, the end of the period covered by this Form 10-K, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of May 31, 2011, , our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2011 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	45	Director CEO	July 2008 - Present October 2010- Present
Michael Yang Chee Hoong	62	Director	July 2008 – October 2010
Lau Bik Soon	39	Director	October 2010-Present
Zainal Amanshah Bin Zainal Arshad	44	Director	October 2010- July 2011
Lee Chee Keong	37	CFO	October 2010-Present

Mr Chuan Beng Wei, age 45, is now the Chief Executive Officer of the Company.  Mr Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor’s Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

He began his career with Hewlett Packard Sales Malaysia Sdn Bhd in 1989 as a Systems Engineer responsible for information technology (“IT”) technical and customer relations, and was subsequently promoted to Major Account Manager. Having gained wide exposure in IT, electronics and the telecommunications industry, he began his entrepreneur pursuit. He started Redtone Telecommunications Sdn Bhd in 1996 with two other partners. As one of the founding members of the Redtone Group, he is instrumental in shaping the Group’s business relations and policies. His main responsibilities include management of the Group’s overall business, expanding its overseas markets and financial-related matters. Mr Wei also serves as the Managing Director of the Redtone Group, which was listed in January 2004 in the ACE Market of Bursa Malaysia. In addition, in 2007, Mr Wei started Redtone China where he played a significant role in developing business strategy in China. At present, he is the Chairman for The Association of Computer and Multimedia Malaysia and the Deputy Chapter Chairperson for the exclusive Young Presidents’ Organization (YPO).

Mr. Bik Soon Lau, age 39, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group’s Malaysia business which include data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company’s channel partner, and helped the company grow its business in Malaysia.

Mr. Lau’s 14 years of experience as Sales Director in the ICT and telecommunications industry provides expertise in corporate leadership and strategic marketing planning. In his career, he has held numerous other positions, including sales director, partner sales manager, enterprise division account manager, business development manager, systems engineer, and research and design engineer.  He has held these positions with organizations such as Cisco Systems, Sun Microsystems, Compaq Computer, TQC Consultant (IT Division) Sdn Bhd, and Motorola Penang. During his tenure with these organizations, he received various Partner Management Excellence awards as well as many accolades as a high achiever in sales.

Mr. Zainal Amanshah Bin Zainal Arshad, age 44, obtained his bachelor’s degree in 1989 in electrical engineering from the University of Kent in the United Kingdom.  In 2000, he joined REDtone Telecommunications Sdn Bhd as the Executive Director responsible for call center solutions, system integration services, and discounted call business for the Malaysian market.  He is also REDtone Chief Executive Officer.  Prior to joining REDtone, Mr. Zainal worked for several local and multinational companies, including: Unisys Malaysia, NCR Malaysia Sdn Bhd, Solsis (M) Sdn Bhd, Xylog Business Solutions Sdn Bhd, and Lotus Consulting Malaysia. Currently, Mr. Zainal works in both the business development and government sectors.  He is also currently serving as a director for Malaysian Access Forum Berhad.    Mr. Chee Keong Lee, age 37, a Malaysian Chartered Accountant, obtained his Bachelor’s Degree in Accounting from University of Malaya in 1998. He began his career with Big 5 International Accounting firm in 1998 as Associate Consultant responsible for Corporate Finance and Corporate Restructuring for companies facing financial distress.  Mr. Lee has more than ten years of experience in manufacturing industries and had held various positions from finance manager to financial controller with companies in Vietnam, Malaysia and China.  In 2005, he joined VS Technologies (Zhuhai) Co., Ltd., an Electronic Manufacturing Service Company, as a finance and admin manager overseeing full spectrum of finance and administrative functions.  In 2007, he joined Eurotec Electronics (Zhongshan) Co., Ltd., an European manufacturing company based in Guangdong Province as the Financial Controller.  In this position, his main responsibilities includes financial review, costing analysis, tax planning and treasury functions.  From February 2009, he joined Redtone Telecommunications (China) Ltd., a subsidiary of the Company at the position of Financial Controller.  He is entrusted with the responsibilities of financial reporting, business analysis, investment appraisal, tax planning and liaison with bankers and auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2011, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2011 and 2010, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2011 or 2010 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2011	-0-	-0-	-0-	-0-
Director, CEO	2010	-0-	-0-	-0-	-0-

Michael Yang Chee Hoong,	2011	-0-	-0-	-0-
Director, Former President	2010	-0-	-0-	-0-	-0-

Lee Chee Keong	2011	-0-	-0-	-0-	-0-
CFO	2010	-0-	-0-	-0-	-0-

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2011 and 2010 fiscal years.

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

(i)	Security Ownership of directors and executive officers: None

(ii)	Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	Grand Trading Investment Pte Ltd 47, Kaki Bukit Place, #04-00,	9,166,667	37.1%
	Eunos Tech Park,
	416225, Singapore.

Common shares	CE Multimedia Pte Ltd	7,063,438	28.6%
	32B North Canal Road,
	059288, Singapore.

Common shares	Redtone International Bhd, Suites 22-28, 5th Floor, IOI	3,027,723	12.2%
	Business Park, 47100 Puchong,
	Malaysia.

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2011 and 2010, there were no related transactions between the Company and the directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen and Associates CPA’s Inc. has served as the Company’s principal accountant since September 8, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2011	2010
Audit Fees	$27,500	32,405

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	0	0

•	Audit Fees.

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

During its fiscal year ended May 31, 2011, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors’ Report – Madsen and Associates	F1
- Independent Auditors’ Report – Consolidated Balance Sheet at May 31, 2011 and 2010	F2
- Consolidated Statements of Operations and Comprehensive Loss for the Years Ended May 31, 2011 and 2010	F3
- Consolidated Statements of Stockholders’ Deficit for the Years Ended May 31, 2011 and 2010	F4
- Consolidated Statements of Cash Flows for the Year Ended May 31, 2011 and 2010	F5
- Notes to Consolidated Financial Statements	F6

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and 2010

	2011	2010

Assets
Current assets
Cash and cash equivalents	$4,580,189	$4,319,834
Inventories	6,679	199
Accounts receivable	644,642	132,769
Tax recoverable	107,308	67,547
Other receivables and deposits	441,351	421,138
Total current assets	5,780,169	4,941,487

Property, plant and equipment, net	2,936,979	2,632,778
Intangible assets, net	1,798,397	1,921,531
Goodwill	610,386	-
Available-for-sale investments	308,734	390,603
Amount due from a related company	1,182,200	1,179,487

Total assets	$12,616,865	$11,065,886

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,841,152	$2,226,709
Accounts payable	939,932	363,732
Accrued expenses and other payables	422,837	94,703
Amount due to a related company	101,818	127,179
Taxes payable	120,484	109,026
Total current liabilities	3,426,223	2,921,349

Deferred tax liabilities	47,927	57,204

Total liabilities	3,474,150	2,978,553

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 and 269,168,128 shares issued and outstanding, respectively	28,232	26,917
Additional paid in capital	7,726,893	7,473,211
Retained earnings	787,825	137,922
Accumulated other comprehensive income	599,765	449,283
Total stockholders’ equity	9,142,715	8,087,333
Total liabilities and stockholders’ equity	$12,616,865	$11,065,886

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Year ended May 31, 2011 and 2010

	2011	2010

Revenue	$5,465,564	$4,279,588

Other income and gains	137,494	113,609

Service costs	2,362,519	955,467

Administrative expenses	1,028,504	456,987

Personnel cost	705,265	566,618

Depreciation expense	491,442	425,651

Amortization expense	118,875	110,447

Other operating expense	46,472	41,107

Income before provision for income taxes	849,981	1,836,920

Provision for income taxes	200,078	448,620

Net income	$649,903	$1,388,300

Other comprehensive income
Gain on foreign currency translation	150,482	21,641

Total comprehensive income	$800,385	$1,409,941

Net income per share, basic and diluted	$-	$0.01

Weighted average number of shares	277,020,426	269,168,128

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2011 and 2010
	Number of common shares issued	Common stock	Additional paid-in capital	Retained earnings/ (accumulated deficits)	Accumulated other comprehensive income	Total equity

Balance at June 1, 2009	269,168,128	$26,917	$7,473,211	$(1,250,378)	$427,642	$6,677,392

Net income for the year	-	-	-	1,388,300	-	1,388,300

Gain on foreign exchange translation	-	-	-	-	21,641	21,641

Balance at May 31, 2010 and June 1, 2010	269,168,128	26,917	$7,473,211	137,922	449,283	8,087,333

Reverse acquisition	-	-	(928,251)	-	-	(928,251)

Conversion of amount due to a related party to shares	13,147,197	1,315	1,181,933	-	-	1,183,248

Net income for the year	-	-	-	649,903	-	649,903

Gain on foreign exchange translation	-	-	-	-	150,482	150,482

Balance at May 31, 2011	282,315,325	28,232	7,726,893	787,825	599,765	9,142,715

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended May 31, 2011 and 2010

	2011	2010

Cash flows from operating activities
Net income	$649,903	$1,388,300
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(10,305)	324,443
Amortization expense	118,875	110,447
Depreciation expense	491,442	425,651
Impairment loss on intangible assets	46,259	-
Impairment loss on available-for-sale investment	390,603	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(498,507)	(66,111)
(Increase)/decrease in inventories	(80)	1,051
Decrease/(increase) in other receivables and deposits	481,677	(187,607)
(Increase)/decrease in tax recoverable	(40,853)	30,421
Decrease in deferred income	(385,557)	(481,680)
Decrease in accounts payable	(45,865)	(419,429)
Increase in tax payables	10,448	109,026
Increase/(decrease) in accrued liabilities and other payables	52,316	(11,585)

Net cash provided by operating activities	$1,260,356	$1,222,927

Cash flows from investing activities
Purchase of property, plant and equipment	(52,533)	(8,925)
(Decrease)/increase in amount due from a related company	110,220	(1,179,487)
Arising from acquisition of a subsidiary	(835,438)	-
Arising from reverse acquisition	21,144	-
Purchase of available for sale investment	(308,734)	(390,603)

Net cash used in investing activities	$(1,065,341)	$(1,579,015)

Cash flows from financing activities
(Decrease)/increase in amount due to related companies	(25,361)	48,393

Net cash (used in)/provided from financing activities	$(25,361)	$48,393

Net increase/(decrease) in cash and cash equivalents	169,654	(307,695)

Effect of exchange rate changes on cash and cash equivalents	90,701	8,673

Cash and cash equivalents at beginning of period	4,319,834	4,618,856

Cash and cash equivalents at end of period	$4,580,189	$4,319,834

Cash paid for interest	$-	$-

Cash paid for income taxes	$231,113	$162,399

Non-cash transaction:
Issuance of shares to satisfy debts	$1,183,248	$-

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in the People’s Republic of China (“PRC”) that principally engaged in e-sales and distribution provider for prepaid services such as prepaid discounted call services for consumers, prepaid mobile air-time and game reload and prepaid shopping card or pass business.

On March 25, 2011, Hotgate Technology, Inc. changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc. and having its new trading symbol in OTCBB as “RTAS”.

As of May 31, 2011, details of the Company’s major subsidiaries are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100%#	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100%#	Provision of prepaid shopping-card services in the PRC

# - Variable interest entities. See also Footnote 16.

On March 7, 2011, through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited ("Hongsheng "), entered into a share sales agreement with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of QBA for a cash consideration of $1,205,540.  QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

On May 17, 2011, Nantong Jiatong was incorporated for the purpose of investment holding.

Jiamao and QBA is not reported as a distinct operating segment as the revenue, profit or loss and total assets in association with the ecommerce business are immaterial to the Company’s revenue, reported profit or loss and total assets, respectively.

NOTE 2 – RECAPITALIZATION AND REORGANIZATION

Acquisition of Redtone China.

On August 2, 2010, the Company entered into a Share Exchange Agreement (“SEA”) with Redtone Technology Sdn. Bhd. and Redtone International Berhad, both of which are incorporated in Malaysia.   Upon the closing of the transactions contemplated in the SEA, the Company will acquire 100% ownership of Redtone China.

For accounting purposes, the acquisition of Redtone China by Hotgate has been recorded as a reverse acquisition of a public company and a recapitalization of Redtone China based on factors demonstrating that Redtone is the acquirer for accounting purposes.  This reverse acquisition is accounted for as a recapitalization of Redtone with the common stock of the public company.  Therefore, the historical operations of Redtone are included in the consolidated statements of operations for the comparative period.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended May 31, 2011 and 2010 include the accounts of the Company, the Company’s subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and political risk

The Company’s major operations are conducted in the PRC. Accordingly, the political, economic, and legal environments in PRC may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to considerations and significant risks typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

(d) Property, plant and equipment

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

The Company provides for depreciation of property, plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Computer and software	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Leasehold improvements	5 years
Telecommunication equipment	10 years

Depreciation expense for the years ended May 31, 2011 and 2010 amounted to $491,442 and $425,651, respectively.

(e) Intangible assets

Intangible assets primarily represent license and software and are generally amortized on a straight-line basis over the periods of benefit, in 20 years.

The Company performs regular review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the original Company policies. If such facts and circumstances exist, the Company regularly assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Amortization expense for the years ended May 31, 2011 and 2010 amounted to $118,875 and $110,447, respectively.

(f) Available-for-sale investments

Investments in equity securities that do not have a quoted market price in an active market and whose fair value cannot be reliably measured are recognized in the balance sheet at cost less impairment losses.

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

During the year ended May 31, 2011 the Company recognized impairment losses of $436,862 in aggregate, of which impairment loss for an available-for-sale investment amounted to $390,603 and impairment loss for intangible assets amounted to $46,259. There was no impairment loss recognized during the year ended May 31, 2010.

(h) Income tax

Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized.

(i) Fair value of financial instruments

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

(j) Revenue recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

☐ Persuasive evidence of an arrangement exists,
☐ Delivery has occurred or services have been rendered,
☐ The seller’s price to the buyer is fixed or determinable, and
☐ Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follow:

☐
Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and the revenue recognized is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting of direct traffic termination cost and incidental expenses. Redtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as “Agent” as Redtone China is the sole distributor for EMS brand owned and controlled by CTT; and

☐
Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China will determine the service and package specification and pricing policies whereas China Unicom acts as a passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination costs on the books of Redtone China).  In this regard, Redtone China will recognize the revenue when airtime is utilized by the consumer and the value recognized as revenue is the call charges gross value.    Redtone China’s role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing a passive role as traffic termination partner while Redtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expirationdate for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and revenue will be recognized based on the remaining gross value of the expired prepaid product.

2.	Discounted call services for corporate as follow:

☐	Collaboration with CTT – the revenue recognize is the commission earned from distributing the discounted call services to corporate customer; and

☐	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customer.

3.	Reload services for prepaid mobile – revenue recognized is the commission earned.

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2011 and 2010, there were no dilutive securities outstanding.

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

(m) Retirement benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme. Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme. The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers. The Company provides no other retirement benefits to its employees as no payroll is recorded in Hong Kong.

Most of the Company’s employees are Chinese nationals and subject to Social Security Provident Fund and Housing Provident Fund of PRC. For Social Security Provident Fund, the Company is required to contribute 37% per month of the employees’ relevant income while 11% is deducted from employee income as employee’s contribution. For Housing Provident Fund, the Company and employee contributions are 7% each per month of the employees’ relevant income. Each year, minimum and maximum threshold will be set as contribution base and will be revised once a year based on social income level of the society.

Contributions from the Company and employee may not be 100% vested in the employees as the Social Security regime is subject to centralized planning and allocation scheme in China. Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme. The assets of the scheme are held separately from those of the Company and managed by government agencies.

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

	May 31, 2010	May 31, 2010

Year end RMB : US$ exchange rate	0.1542	0.1464
Average yearly RMB : US$ exchange rate	0.1544	0.1459
Year end HK$ : US$ exchange rate	0.1285	0.1282
Average yearly HK$ : US$ exchange rate	0.1287	0.1282

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

 (o) Recent accounting pronouncements

New accounting rules and disclosure requirements may significantly impact the financial statements. We believe that there is no new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 5 – ACQUISITION OF A SUBSIDIARY

On March 7, 2011, through its wholly-subsidiary Hongsheng, the Company entered into a share sales agreement with QIT for the acquisition of the entire paid-up capital of QBA for a cash consideration of $1,205,540.  QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

Management has assessed the fair value of the assets and liabilities of QBA as of the acquisition date, and is analyzed as follows:

Assets
Cash and cash equivalents	$370,102
Trade receivables	6,828
Prepaid expenses and other receivables	462,997
Inventories	6,400
Property, plant & equipment	585,000
Total assets	$1,431,327

Liabilities
Accounts payable	$594,928
Accrued expenses and other payables	240,235
Tax payable	1,010
Total liabilities	836,173

Net assets acquired	595,154

Cash consideration	1,205,540

Goodwill	610,386

NOTE 6 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2011	2010

Cash and bank	$4,181,973	$1,574,829
Fixed deposits	398,216	2,745,005

Total	$4,580,189	$4,319,834

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 7 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	2011	2010
Investment in trust fund	$308,734	$-
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	390,603	390,603
	699,337	390,603
Less: Impairment of investments in Hai He	(390,603)	-
Total	$308,734	$390,603

During the third quarter of fiscal year 2011, the Company invested in CITIC Trust for the investment project of CITIC Cheng Jing and China Agriculture Technological Cultural share capital. The trust fund provides an expected return of 8% per annum in 2 years. As of May 31, 2011, the fair value of the trust fund approximates the investment cost.

NOTE 8 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates were summarized as follows:

	2011	2010

Deposits	$68,775	$133,058
Other receivables	372,576	288,080
Total	$441,351	$421,138

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2011	2010
At cost:
Computer and software	$553,328	$95,107
Telecommunication equipment	4,784,536	4,483,234
Furniture, fixtures and equipment	219,869	38,296
Motor vehicles	31,800	30,173
Leasehold improvement	29,907	26,997
	5,619,440	4,673,807

Less: Accumulated depreciation	(2,682,461)	(2,041,029)
Property, plant and equipment, net	$2,936,979	$2,632,778

Depreciation expense for the years ended May 31, 2011 and 2010 amounted to $491,442 and $425,651, respectively.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	2011	2010
At cost:
Licenses and software	$2,273,118	$2,252,870

Less: Accumulated amortization	(474,721)	(331,339)

Intangible assets, net	$1,798,397	$1,921,531

Amortization expense for the years ended May 31, 2011 and 2010 amounted to $118,875 and $110,447, respectively.

Impairment loss on intangible assets for the years ended May 31, 2011 and 2010 amounted to $46,259 and nil, respectively.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	2011	2010
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$1,182,200	$1,179,487
	$1,182,200	$1,179,487

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	2011	2010
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$101,818	$127,179

	$101,818	$127,179

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2011	2010

Accrued expenses	$62,811	$32,152
Other payables	389,033	62,551
Total	$451,844	$94,703

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2011	2010

Business tax payable	$120,449	$94,481
Income tax payable	35	12,617
Others	-	1,928
Total	$120,484	$109,026

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

NOTE 15 – PROVISION FOR INCOME TAXES

Income tax expense for the year ended May 31, 2011 and 2010 are summarized as follows:

	2011	2010

Current – PRC income tax provision	$210,383	$124,043
Deferred income tax (income)/provision	(10,305)	324,577
Total	$200,078	$448,620

A reconciliation of the expected tax with the actual tax expense is as follows:

	2011		2010
	Amount	%	Amount	%

Income before provision for income taxes	$849,981		$1,836,920

Expected PRC income tax expense at statutory tax rate of 25%	212,496	25.0	459,230	25.0
Different tax rate for PRC/Hong Kong local authority	(44,295)	(5.2)	(28,857)	(1.6)
Expenses not deductible for tax	-	-	61,110	3.3
Income not subject to tax	-	-	1,808	0.1
Utilization of tax loss brought forward	(82,187)	(9.7)	(44,671)	(2.4)
Tax losses not provided for deferred tax	114,064	13.4	-	-

Actual tax expense	$200,078	23.5	$448,620	24.4

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

NOTE 16 – VARIABLE INTEREST ENTITIES (“VIEs”)

At beginning of the year, Hongsheng, Huitong and Jiamao were all VIEs of the Company. The status of these VIEs has not changed since the date of the combination.

On May 24, 2011, the Company entered into a loan agreement with Wang Jianping and Xu Lanying for capital inception in Nantong Jiatong and investment in the registered paid-in capital of Hongsheng.

On May 24, 2011, the Company entered into an equity pledge agreement with Nantong Jiatong and Hongsheng, that Nantong Jiatong pledged all its equities in Hongsheng to the Company. Meanwhile, these parties entered into agreements to provide the Company all controlling rights in Hongsheng owned by Nanjing Jiatong.

As of May 31, 2011, Hongsheng is the holding company of QBA and Jiamao.

Although the Company is not the shareholder of Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao, the Company has determined that it is the primary beneficiary of these entities, as the Company has 100% voting powers and entitled to receive all the benefit from operations of these entities. Hence, these entities are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	2011	2010
Assets
Cash and cash equivalents	$4,003,765	$304,861
Inventories	6,679	199
Accounts receivable	642,843	132,769
Tax recoverable	81,086	-
Other receivables and deposits	363,823	414,404
Goodwill	610,386	-
Property, plant and equipment, net	646,972	52,860
Available-for-sale investment	-	390,603
Total assets (not include amount due from intra-group companies)	$6,355,554	$1,295,696

Liabilities
Deferred income	$1,857,752	$2,226,709
Accounts payable	913,504	363,732
Accrued expenses and other payables	314,925	9,099
Tax payables	15,560	40,935
Total liabilities	$3,101,741	$2,640,475

The statements of income of the consolidated VIEs for the years ended May 31, 2011 and 2010 are as follows, and are included in the consolidated statements of income of the Company:

	2011	2010

Revenue	$5,429,783	$4,279,588
Other income and gains	31,370	66,030
Service costs	2,188,434	841,342
Administrative expenses	712,994	270,770
Personnel cost	587,965	488,852
Depreciation expense	55,053	13,799
Other operating expenses	40,044	35,171

Income before provision for income taxes (Not including service costs payable to intra-group companies)	1,876,663	2,695,684

Provision for income taxes	19,686	67,006

Net income	$1,856,977	$2,628,678

NOTE 17 – COMMON STOCK

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

(c)           Weighted average number of shares

The calculation of weighted average number of shares for the year ended May 31, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010, as reported previously	186,684,199
Issuance of shares to Grand Trading Investment Limited on July 22, 2010	110,000,000
One-for-twelve reverse stock split	(271,960,515)

Total shares outstanding after stock split	24,723,684
Issuance of shares for acquisition of Redtone China	244,444,444

At June 1, 2010, after reverse takeover transaction	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	7,852,298

At May 31, 2011	282,315,325	277,020,426

NOTE 18 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of May 31, 2011, two PRC subsidiaries had arranged non-cancelable operating leases with third parties for their office premises.  The expected annual lease payments under these operating leases are as follows:

May 31,
2012	$95,578
2013	18,175

Total	$113,753

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: August 29, 2011	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer

Dated: August 29, 2011	/s/Chee Keong Lee
Chee Keong Lee
Chief Financial Officer