Form 10-Q
period 2011-08-31
REDtone Asia Inc
filed 2011-10-13
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one):

Yes    ☐  No    ☒

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

As of Quarter Ended August 31, 2011 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of August 31, 2011 (unaudited) and May 31, 2011 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended August 31, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended August 31, 2011 and 2010	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-14

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$4,040,665	$4,580,189
Inventories	6,700	6,679
Accounts receivable	191,260	644,642
Tax recoverable	45,776	107,308
Other receivables and deposits	304,643	441,351
Total current assets	4,589,044	5,780,169

Property, plant and equipment, net	2,829,144	2,936,979
Intangible assets, net	1,766,196	1,798,397
Goodwill	610,386	610,386
Available-for-sale investments	627,849	308,734
Amount due from a related company	1,762,374	1,182,200

Total assets	$12,184,993	$12,616,865

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$2,367,879	$1,841,152
Accounts payable	172,790	939,932
Accrued expenses and other payables	179,403	422,837
Amount due to a related company	66,992	101,818
Taxes payable	158,981	120,484
Total current liabilities	2,946,045	3,426,223

Deferred tax liabilities	45,445	47,927

Total liabilities	2,991,490	3,474,150

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	755,215	787,825
Accumulated other comprehensive income	683,163	599,765
Total stockholders’ equity	9,193,503	9,142,715
Total liabilities and stockholders’ equity	$12,184,993	$12,616,865

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended August 31,
	2011	2010

Revenue	$1,153,692	$1,336,616

Other income and gains	37,688	4,111

Service costs	(439,867)	(573,898)

Personnel cost	(259,225)	(142,338)

Depreciation expense	(161,333)	(107,654)

Amortization expense	(29,403)	(27,612)

Administrative and other expenses	(285,317)	(136,540)

Income before provision for income taxes	16,235	352,685

Provision for income taxes	(48,845)	(116,152)

Net (loss)/income	$(32,610)	$236,533

Other comprehensive income
Gain/(loss) on foreign currency translation	83,398	(10,504)

Total comprehensive income	$50,788	$226,029

Net (loss)/income per share, basic and diluted	$(0.00)	$0.01

Weighted average number of shares	282,315,325	19,642,162

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended August 31,
	2011	2010

Cash flows from operating activities
Net (loss)/income	$(32,610)	$236,533
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(3,281)	-
Amortization expense	29,403	27,612
Depreciation expense	161,333	107,654
Changes in operating assets and liabilities:
Decrease in accounts receivable	453,382	77,261
(Increase) in inventories	(21)	(12)
Decrease in other receivables and deposits	136,708	84,253
Decrease/(increase) in tax recoverable	61,532	(125,165)
Increase/(decrease) in deferred income	526,727	(160,053)
Decrease in accounts payable	(767,142)	(134,644)
Increase in tax payables	38,497	99,824
(Decrease)/increase in accrued liabilities and other payables	(243,434)	66,751

Net cash provided by operating activities	$361,094	$280,014

Cash flows from investing activities
Purchase of property, plant and equipment	(61,876)	(46,052)
(Increase) in amount due from a related company	(580,174)	(24,799)
Purchase of available-for-sale investment	(319,115)	-

Net cash used in investing activities	$(961,165)	$(70,851)

Cash flows from financing activities
(Decrease)/increase in amount due to related companies	(34,826)	27,273

Net cash (used in)/provided from financing activities	$(34,826)	$27,273

Net (decrease)/increase in cash and cash equivalents	(634,897)	236,436

Effect of exchange rate changes on cash and cash equivalents	95,373	(11,261)

Cash and cash equivalents at beginning of period	4,580,189	4,319,834

Cash and cash equivalents at end of period	$4,040,665	$4,545,009

Cash paid for interest	$-	$-

Cash paid for income taxes	$2,217	$128,769

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2011

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

As of August 31, 2011, details of the Company’s major subsidiaries are as follows:
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

# - Variable interest entities.  See also Footnote 15.

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Renminbi (“RMB”), while the reporting currency is US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2011, the results of its operations and cash flows for the three months ended August 31, 2011.

The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results for a full year period.

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

(c) Revenue recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follow:

☐
Collaboration with China Tie Tong Telecommunications (“CTT”) – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilize by the consumer and it is on net basis which is computed based on a fixed sharing ratio of the total airtime utilize by consumers after netting of direct traffic termination cost and incidental expenses. Redtone China’s role for Business Collaboration with CTT would be as “Agent” as Redtone China is the sole distributor for EMS brand owned and controlled by CTT; and

☐
Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China will determine the service and package specification, pricing policy whereas China Unicom acts as a passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at prescribed rate (defined as traffic termination cost in the book of Redtone China).  In this regard, Redtone China will recognize the revenue when airtime is utilized by the consumer and the value recognize is the call charges gross value.    Redtone China role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing passive role as traffic termination partner while Redtone China is fully responsible for the entire management of discounted call services.

As this is a prepaid product, there is an expiry date for the product sold. If the airtime is not utilize by the expiry date, which is currently one year from the activation date, it will be deemed expired and recognize as revenue based on the remaining gross value of the expired prepaid product.

2.	Discounted call services for corporate as follow:

☐	Collaboration with CTT – the revenue recognize is the commission earn from distributing the discounted call services to corporate customer; and

☐	Collaboration with other telecommunication providers –the revenue recognize is the commission earned from distributing the discounted call services to corporate customer.

3.	Reload services for prepaid mobile – revenue recognize is the commission earned.

4.	Prepaid shopping-card services – revenue recognize is the commission earned.

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2011 and 2010, there were no dilutive securities outstanding.

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

	August 31, 2011	May 31, 2011	August 31, 2010
Year end RMB : US$ exchange rate	0.1544	0.1542	0.1464
Average yearly RMB : US$ exchange rate	0.1567	0.1544	0.1463
Year end HK$ : US$ exchange rate	0.1283	0.1285	0.1282
Average yearly HK$ : US$ exchange rate	0.1283	0.1287	0.1282

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

NOTE 5 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	August 31, 2011	May 31, 2011

Cash and bank	$3,054,742	$4,181,973
Fixed deposits	985,923	398,216

Total	$4,040,665	$4,580,189

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 6 – AVAILABLE-FOR-SALE INVESTMENTS

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	August 31, 2011	May 31, 2011

Investment in trust funds	$627,849	$308,734
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	-	390,603
	627,849	699,337
Less: Impairment of investments in Hai He	-	(390,603)
Total	$627,849	$308,734

During the three months ended August 31, 2011, the Company fully wrote off the investment in Hai He.

NOTE 7 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates were summarized as follows:

	August 31, 2011	May 31, 2011

Deposits	$68,647	$68,775
Other receivables	235,996	372,576
Total	$304,643	$441,351

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	August 31, 2011	May 31, 2011
At cost:
Computer and software	$568,423	$553,328
Telecommunication equipment	4,866,271	4,784,536
Furniture, fixtures and equipment	220,811	219,869
Motor vehicles	32,334	31,800
Leasehold improvement	30,213	29,907
	5,718,052	5,619,440

Less: Accumulated depreciation	(2,888,908)	(2,682,461)
Property, plant and equipment, net	$2,829,144	$2,936,979

Depreciation expense for the three months ended August 31, 2011 and 2010 amounted to $161,333 and $107,654, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	August 31, 2011	May 31, 2011
At cost:
Licenses and software	$2,269,581	$2,273,118

Less: Accumulated amortization	(503,385)	(474,721)

Intangible assets, net	$1,766,196	$1,798,397

Amortization expense for the three months ended August 31, 2011 and 2010 amounted to $29,403 and $27,612, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	August 31, 2011	May 31, 2011

Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$1,762,374	$1,182,200

	$1,762,374	$1,182,200

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	August 31, 2011	May 31, 2011
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$66,992	$101,818

	$66,992	$101,818

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	August 31, 2011	May 31, 2011

Accrued expenses	$64,432	$62,811
Other payables	114,971	389,033
Total	$179,403	$451,844

Balance sheet at page 5, for May 2011 audited is $422,837, diff from above

NOTE 12 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 13 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	August 31, 2011	May 31, 2011

Business tax payable	$104,400	$120,449
Income tax payable	49,944	35
Others	4,637	-
Total	$158,981	$120,484

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

NOTE 14 – PROVISION FOR INCOME TAXES

Income tax expense for the three months ended August 31, 2011 and 2010 are summarized as follows:

	Three months ended August 31,
	2011	2010

Current – PRC income tax provision	$52,126	$116,152
Deferred income tax	(3,281)	-
Total	$48,845	$116,152

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended August 31,
	2011	2010
	Amount	Amount

Income before provision for income taxes	$16,235	$352,685

Expected PRC income tax expense at statutory tax rate of 25%	4,059	88,171
Different tax rate for PRC/Hong Kong local authority	(11,995)	(2,094)
Expenses not deductible for tax	12,931	25,911
Utilization of tax loss brought forward	(15,388)	(6,140)
Tax losses not provided for deferred tax	59,238	10,304

Actual tax expense	$48,845	$116,152

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

NOTE 15 – VARIABLE INTEREST ENTITIES (“VIEs”)

During the three months ended August 31, 2010, Hongsheng, Huitong and Jiamao were all VIEs of the Company. The status of these VIEs has not changed since the date of the combination. During the three months ended August 31, 2011, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company.  Nantong Jiatong and QBA were acquired during the fourth quarter of fiscal year 2011.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	August 31, 2011	May 31, 2011
Assets
Cash and cash equivalents	$2,430,796	$4,003,765
Inventories	6,700	6,679
Accounts receivable	187,668	642,843
Tax recoverable	23,300	81,086
Amount due from a related company	532,221	-
Other receivables and deposits	283,507	363,823
Goodwill	610,386	610,386
Property, plant and equipment, net	644,508	646,972
Available-for-sale investments	313,925	-

Total assets (not include amount due from intra-group companies)	$5,033,011	$6,355,554

Liabilities
Deferred income	$2,377,008	$1,857,752
Accounts payable	151,648	913,504
Accrued expenses and other payables	81,733	314,925
Tax payables	-	15,560
Total liabilities	$2,610,389	$3,101,741

The statements of income of the consolidated VIEs for the three months ended August 31, 2011 and 2010 are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended August 31,
	2011	2010

Revenue	$963,045	$1,206,595
Other income and gains	19,663	246
Service costs	(365,126)	(557,360)
Administrative and other expenses	(234,347)	(102,166)
Personnel cost	(229,031)	(115,178)
Depreciation expense	(54,429)	(4,433)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	99,775	427,704

Provision for income taxes	(2,266)	(72,675)

Net income	$97,509	$355,029

NOTE 16 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.

The calculation of weighted average number of shares for the three months ended August 31, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010, as reported previously	186,684,199
Issuance of shares to Grand Trading Investment Limited on July 22, 2010	110,000,000
One-for-twelve reverse stock split	(271,960,515)

At August 31, 2010, after reverse takeover transaction	24,723,684	19,642,162
Issuance of shares for acquisition of Redtone China	244,444,444

Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197

At August 31, 2011	282,315,325	282,315,325

NOTE 17 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of August 31, 2011, two PRC subsidiaries had arranged non-cancelable operating leases with third parties for their office premises.  The expected annual lease payments under these operating leases are as follows:

Within 1 year	$87,216

Total	$87,216

NOTE 18 – SUBSEQUENT EVENT

There are no subsequent events for the reporting period.

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

Pursuant to the reverse take-over of Redtone China, the majority of the Company's revenue is derived from consumer and corporate voice services. The majority of the Company call services are for the consumer market which is prepaid in nature and hence there are no bad debts.   For the corporate market segment, credit background checks for new customers are conducted to reduce bad debts.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three months ended August 31, 2011 as Compared to Three months ended August 31, 2010

The following table summarizes the results of our operations during the three month periods ended August 31, 2011 and 2010, and associated percentage changes for comparisons purposes.

	Three months ended Aug 31,
	2011	2010	+/-	% changes

Revenue	$1,153,692	$1,336,616	(182,924)	-14%

Other income and gains	37,688	4,111	33,577	817%

Service costs	(439,867)	(573,898)	134,031	-23%

Personnel costs	(259,225)	(142,338)	(116,887)	82%

Depreciation expense	(161,333)	(107,654)	(53,679)	50%

Amortization expense	(29,403)	(27,612)	(1,791)	6%

Administrative and other expenses	(285,317)	(136,540)	(148,777)	109%

Income before provision for income taxes	16,235	352,685	(336,450)	-95%

Provision for income taxes	(48,845)	(116,152)	67,307	-58%

Net (loss)/income	$(32,610)	$236,533	(269,143)	-114%

Revenues

The Company generated revenue of US$1,153,692 in the first 3 months of the fiscal year ending May 31, 2010 representing a 14% drop as compared with the preceding year's corresponding quarter. The decrease is mainly due to a decrease in call-rate in the consumer call business.

Other income and gains:

Other income comprises mainly of interest income from bank deposits.  The increase in interest income of US$33,577 is mainly due to high cash reserve recorded for the current quarter and higher return from the investment of idle funds in short term financial planning products managed by commercial banks in China.

Service Costs

Service costs decreased by US$134,031 or 23% in the first three months as we managed to secure traffic termination costs at a lower price compared to the preceding year's corresponding quarter.

Personnel costs

                    Personnel expenses totaled US$259,225, representing an 82% increase or US$116,887 as compared to the preceding year's corresponding quarter.  The increase is mainly due to inclusion of QBA operations for the current year quarter and increase to the Company’s existing staff.

Amortization and depreciation expenses

                    Amortization and depreciation expenses totaled US$190,436, representing an increase of 41% as compared to the preceding year's corresponding quarter.  The increase is mainly due to inclusion of QBA operation for the current quarter.

Administrative and other expenses

                    General and administrative expenses totaled US$285,317 representing an increase of 109% increase or US$148,777 as compared to the preceding year's corresponding quarter.  The increase is mainly due to inclusion of QBA operations for the current quarter.

 Income before provision for income tax

Income before provision for income tax totaled US$16,235, representing a 95% decrease as compared to the preceding year's corresponding quarter. This decrease is mainly due to a decrease in revenue due to a decrease in call-rate and higher operating expenses after the consolidation of QBA operations.

Provision for taxes

Provision for taxes made for the first three months was lower by US$67,307 due to decreased income before provision for income taxes as compared to the preceding year's corresponding quarter.

Liquidity and Capital Resources

Cash

Our cash balance at August 31, 2011, was US$4,040,665, representing a decrease of US$504,344 compared to our cash balance of US$4,545,009 at August 31, 2010.

Cash Flow

	Three months ended August 31,
	2011	2010
Net cash provided by operating activities	361,094	280,014	29%
Net cash used in investing activities	(961,165)	(70,851)	1257%
Net cash (used in)/provided from financing activities	(34,826)	27,273	N/A
Net (decrease)/increase in cash and cash equivalents	(634,897)	236,436	N/A

Cash inflows from operations during the three months ended August 31, 2011 amounted to US$361,094 as compared to US$280,014 in the same period of 2010. This is mainly due to a decrease in traffic termination cost .

Our cash outflows in investing activities during the three months ended August 31, 2011 amounted to US$961,165 as compared to cash outflows of US$70,851 for the same period in 2010. The cash outflow in the investing activities for the first three months is primarily due to advances made to the holding company and the purchase of available-for-sale investments.

The Company has cash outflow of US$34,826 from financing activities for the period ended August 31, 2011 as compared to cash inflow of US$27,273 in same period last year.   The cashflow changes for these two periods are mainly due to the repayment of amount due to related parties.

Working Capital

Our working capital recorded a surplus of US$1,642,999 as of August 31, 2011.  This increase is mainly due to an increase in our consumer call services which is prepaid in nature and therefore results in generating an increase in cash reserves for the Company.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2011, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2011, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    There have been no unregistered sales of equity for the quarter ended August 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                    There have been no material defaults for the quarter ended August 31, 2011.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 13, 2011, the date the financial statements were issued.

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

Dated: October 13, 2011	REDtone Asia, Inc.

	By:	/s/ Chan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer

	By:	/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer