Form 10-K/A
period 2011-05-31
REDtone Asia Inc
filed 2011-10-18
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes

TABLE OF CONTENTS

PART IV

ITEM 1. BUSINESS	5

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	13

(a) The following documents are filed as a part of this Report:
1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors’ Report – Madsen and Associates	F-1
- Independent Auditors’ Report – Consolidated Balance Sheet at May 31, 2011 and 2010	F-2
- Consolidated Statements of Operations and Comprehensive Loss for the Years Ended May 31, 2011 and 2010	F-3
- Consolidated Statements of Stockholders’ Deficit for the Years Ended May 31, 2011 and 2010	F-4
- Consolidated Statements of Cash Flows for the Year Ended May 31, 2011 and 2010	F-5
- Notes to Consolidated Financial Statements	F-6

(b) EXHIBITS –the following exhibits are filed as part of this Report:

Exhibit #	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer filed herewith.

SIGNATURES

Explanatory Note

This Amendment No.1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as filed with the Securities and Exchange Commission by the registrant on August 31, 2011.  This Amendment is filed to correct a discrepancy in that filing which excluded the Independent Auditor’s Opinion as is required to be filed pursuant to Item 601 of Regulation S-K under the Securities and Exchange Act.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Annual Report on Form 10-K/A for the year ended May 31, 2011.

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

REDTONE ASIA, INC.

Dated: October 18, 2011
Chuan Beng Wei
Chief Executive Officer

Dated: October 18, 2011
Chee Keong Lee
Chief Financial Officer