Form 10-Q/A
period 2011-08-31
REDtone Asia Inc
filed 2011-10-26
CIK 1341319

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

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

TABLE OF CONTENTS

Item 6	Exhibits

Signatures

Ex.31.1 Section 302 Certification of CEO
Ex 31.2 Section 302 Certification of CFO
Ex 32 Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended August 31, 2011 as filed with the Securities and Exchange Commission by the registrant on October 13, 2011, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended August 31, 2011.

PART I – FINANCIAL INFORMATION

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

Dated: October 26, 2011	REDtone Asia, Inc.

By:

/s/ Chan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer