Form 10-Q
period 2011-11-30
REDtone Asia Inc
filed 2012-01-11
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

REDTONE ASIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

Unit 15 A, Plaza Sanhe, No. 121 Yanping Road, JingAn District 200042 Shanghai, PRC
(Address of Principal Executive Offices)

(86) 61032230
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,356

Transitional Small Business Disclosure Format (check one): Yes  ☐       No  ☒

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously Hotgate Technology, Inc.)

As of Quarter Ended November 30, 2011 (unaudited)

Contents

Condensed Consolidated Balance Sheet as of November 30, 2011 (unaudited) and May 31, 2011 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six months ended November 30, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six months ended November 30, 2011 and 2010	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6-14

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,207,182	$4,580,189
Inventories	6,609	6,679
Accounts receivable	125,690	644,642
Tax recoverable	45,791	107,308
Other receivables and deposits	345,935	441,351
Total current assets	3,731,207	5,780,169

Property, plant and equipment, net	2,673,554	2,936,979
Intangible assets, net	1,735,023	1,798,397
Goodwill	610,386	610,386
Available-for-sale investments	1,099,095	308,734
Amount due from a related company	2,715,388	1,182,200

Total assets	$12,564,653	$12,616,865

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,866,301	$1,841,152
Accounts payable	558,422	939,932
Accrued expenses and other payables	484,855	422,837
Amount due to a related company	76,867	101,818
Taxes payable	266,643	120,484
Total current liabilities	3,253,088	3,426,223

Deferred tax liabilities	39,083	47,927

Total liabilities	3,292,171	3,474,150

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	827,520	787,825
Accumulated other comprehensive income	689,837	599,765
Total stockholders’ equity	9,272,482	9,142,715
Total liabilities and stockholders’ equity	$12,564,653	$12,616,865

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Revenue	$3,032,897	$1,277,922	$4,186,589	$2,614,538

Other income and gains	30,929	11,909	68,617	16,020

Service costs	(2,130,938)	(592,451)	(2,570,805)	(1,166,349)

Personnel cost	(264,951)	(153,872)	(524,176)	(296,210)

Depreciation expense	(163,353)	(116,073)	(324,686)	(223,727)

Amortization expense	(31,267)	(30,615)	(60,670)	(58,227)

Administrative and other expenses	(328,775)	(177,989)	(614,092)	(314,529)

Income before provision for income taxes	144,542	218,831	160,777	571,516

Provision for income taxes	(72,237)	6,944	(121,082)	(109,208)

Net income	$72,305	$225,775	$39,695	$462,308

Other comprehensive income
Gain on foreign currency translation	6,674	173,306	90,072	162,802

Total comprehensive income	$78,979	$399,081	$129,767	$625,110

Net (loss)/income per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	282,315,325	274,369,217	282,315,325	271,754,462

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended November 30,
	2011	2010

Cash flows from operating activities
Net income	$39,695	$462,308
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(9,700)	-
Amortization expense	60,670	58,227
Depreciation expense	324,686	223,727
Changes in operating assets and liabilities:
Decrease in accounts receivable	518,952	126,345
Decrease/(increase) in inventories	70	(18)
Decrease in other receivables and deposits	95,416	112,512
Decrease/(increase) in tax recoverable	61,517	(192,852)
Increase/(decrease) in deferred income	25,149	(132,210)
Decrease in accounts payable	(381,510)	(138,684)
Increase in tax payables	146,159	68,951
Increase in accrued liabilities and other payables	62,018	126,944

Net cash provided by operating activities	$943,122	$715,250

Cash flows from investing activities
Purchase of property, plant and equipment	(69,064)	(153,322)
Acquisition of RedTone	-	21,144
(Increase)/decrease in amount due from a related company	(1,533,188)	81,721
Purchase of available-for-sale investment	(790,361)	-

Net cash used in investing activities	$(2,392,613)	$(50,457)

Cash flows from financing activities
(Decrease)/increase in amount due to related companies	(24,951)	(58,104)

Net cash used in financing activities	$(24,951)	$(58,104)

Net (decrease)/increase in cash and cash equivalents	(1,474,442)	606,689

Effect of exchange rate changes on cash and cash equivalents	101,435	163,050

Cash and cash equivalents at beginning of period	4,580,189	4,319,834

Cash and cash equivalents at end of period	$3,207,182	$5,089,573

Cash paid for interest	$-	$-

Cash paid for income taxes	$8,772	$40,257

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in the People’s Republic of China (“PRC”) that are principally engaged in e-sales and as a  distribution provider for prepaid services such as prepaid discounted call services for consumers, prepaid mobile air-time services and game reload and prepaid shopping cards.

On March 25, 2011, Hotgate Technology, Inc. changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc. and haas a trading symbol on the OTCBB of “RTAS”.

As of November 30, 2011, details of the Company’s major subsidiaries are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100%#	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100%#	Provides prepaid shopping-card services in the PRC

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and six months ended November 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of November 30, 2011, the results of its operations and cash flows for the three months and six months ended November 30, 2011.

The results of operations for the three months and six months ended November 30, 2011 are not necessarily indicative of the results for a full year period.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in mainland China and Hong Kong.

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

(c) Revenue recognition

The Company has adopted a revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follows:

●
Collaboration with China Tie Tong Telecommunications (“CTT”) – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized  on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. Redtone China’s role for Business Collaboration with CTT is as an “Agent” as Redtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

●
Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China determines the service and package specification and the  pricing policy whereas China Unicom acts as a passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of Redtone China).  In this regard, Redtone China will recognize revenue when airtime is utilized by the consumer and the revenue recognized is the gross value of the call charges.    Redtone China’s role for Business Collaboration with China Unicom is that of  “Principal” as China Unicom is playing a passive role as the traffic termination partner while Redtone China is fully responsible for the entire management of the discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, the product will be deemed to be expired and the revenue recognized at the time is  the remaining gross value of the expired prepaid product.

2.	Discounted call services for corporate consumers is as follows:

●	Collaboration with CTT – the revenue recognized is the commission earned from distributing the discounted call services to corporate customers; and

●	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customers.

3.	Reload services for prepaid mobile services – revenue recognized is the commission earned.

4.	Prepaid shopping-card services – revenue recognized is the commission earned.

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2011 and 2010, there were no dilutive securities outstanding.

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

	November 30, 2011	May 31, 2011	November 30, 2010
Year end RMB : US$ exchange rate	0.1570	0.1542	0.1508
Average yearly RMB : US$ exchange rate	0.1576	0.1544	0.1505
Year end HK$ : US$ exchange rate	0.1283	0.1285	0.1291
Average yearly HK$ : US$ exchange rate	0.1285	0.1287	0.1289

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

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	November 30, 2011	May 31, 2011

Cash and bank	$3,207,182	$4,181,973
Fixed deposits	-	398,216

Total	$3,207,182	$4,580,189

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENTS

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	November 30, 2011	May 31, 2011

Investment in trust funds	$1,099,095	$308,734
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	-	390,603
	1,099,095	699,337
Less: Impairment of investments in Hai He	-	(390,603)
Total	$1,099,095	$308,734

During the six months ended November 30, 2011, the Company fully impaired the investment in Shanghai Hai He.

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011

Deposits	$72,436	$68,775
Other receivables	273,499	372,576
Total	$345,935	$441,351

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011
At cost:
Computer and software	$572,766	$553,328
Telecommunication equipment	4,867,862	4,784,536
Furniture, fixtures and equipment	241,610	219,869
Motor vehicles	32,345	31,800
Leasehold improvement	10,657	29,907
	5,725,240	5,619,440

Less: Accumulated depreciation	(3,051,686)	(2,682,461)
Property, plant and equipment, net	$2,673,554	$2,936,979

Depreciation expense for the six months ended November 30, 2011 and 2010 amounted to $324,686 and $223,727, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011
At cost:
Licenses and software	$2,269,581	$2,273,118

Less: Accumulated amortization	(534,558)	(474,721)

Intangible assets, net	$1,735,023	$1,798,397

Amortization expense for the six months ended November 30, 2011 and 2010 amounted to $60,670 and $58,227, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reverse acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now a related company of Redtone Asia, both of which are subsidiaries of penultimate holding company by the name of Redtone International Berhad.

Amount due from a related company as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011

Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$2,715,388	$1,182,200

	$2,715,388	$1,182,200

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

 Amount due to a related company as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$76,867	$101,818

	$76,867	$101,818

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011

Accrued expenses	$352,721	$62,811
Other payables	132,134	360,026
Total	$484,855	$422,837

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income and recorded as revenue in the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2011	May 31, 2011

Business tax payable	$138,882	$120,449
Income tax payable	122,045	35
Others	5,716	-
Total	$266,643	$120,484

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the six months ended November 30, 2011 and 2010 are summarized as follows:

	Six months ended November 30,
	2011	2010

Current – PRC income tax provision	$130,782	$109,208
Deferred income tax income	(9,700)	-
Total	$121,082	$109,208

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended November 30,
	2011		2010
	Amount	%	Amount	%

Income before provision for income taxes	$160,777		$571,516

Expected PRC income tax expense at statutory tax rate of 25%	40,194	25.0	142,879	25.0
Different tax rate for PRC/Hong Kong local authority	(11,754)	(7.3)	(19,795)	(3.5)
Expenses not deductible for tax	15,468	9.6	5,659	1.0
Income not subject to tax	-		(16,648)	(2.9)
Utilization of tax loss brought forward	(9,380)	(5.8)	(2,887)	(0.5)
Tax loss not provided for deferred tax	86,554	53.8	-	-
Actual tax expense	$121,082	75.3	$109,208	19.1

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

During the six months ended November 30, 2010, Hongsheng, Huitong and Jiamao were  VIEs of the Company. The status of these VIEs has not changed since the date of the combination. During six months ended November 30, 2011, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company.  Nantong Jiatong and QBA were acquired during the fourth quarter of fiscal year 2011.

Although the Company is not the shareholder of Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao, the Company has determined that it is the primary beneficiary of these entities, as the Company has 100% voting powers and is entitled to receive all the benefit from operations of these entities. Hence, these entities are identified as VIEs and are consolidated as if they are wholly-owned subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	November 30, 2011	May 31, 2011
Assets
Cash and cash equivalents	$2,394,242	$4,003,765
Inventories	6,609	6,679
Accounts receivable	122,098	642,843
Tax recoverable	19,120	81,086
Other receivables and deposits	334,811	363,823
Goodwill	610,386	610,386
Property, plant and equipment, net	559,104	646,972
Total assets (not include amount due from intra-group companies)	$4,046,370	$6,355,554

Liabilities
Deferred income	$1,866,301	$1,857,752
Accounts payable	537,280	913,504
Accrued expenses and other payables	352,474	314,925
Tax payables	31,100	15,560
Total liabilities	$2,787,155	$3,101,741

The statements of income of the consolidated VIEs for the six months ended November 30, 2011 and 2010 are as follows, and are included in the consolidated statements of income of the Company:

	Six months ended November 30,
	2011	2010

Revenue	$3,827,643	$2,311,550
Other income and gains	45,321	1,981
Service costs	(2,484,147)	(1,101,201)
Administrative and other expenses	(425,885)	(177,189)
Personnel cost	(458,475)	(238,469)
Depreciation expense	(109,678)	(10,720)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	394,779	785,952

Provision for income taxes	(14,366)	(31,631)

Net income	$380,413	$754,321

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.  As of the balance sheet dates, 282,315,325 shares were issued and outstanding, respectively

The weighted average number of shares for the three months and six months ended November 30, 2011 is 282,315,325 shares.

The calculation of weighted average number of shares for the three months and six months ended November 30, 2010 is illustrated as follows:

		Weighted average number of shares
	Number of shares	Three months ended November 30, 2010	Six months ended November 30, 2010

At June 1, 2010 and September 1, 2010	269,168,128	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	5,201,089	2,586,334

At November 30, 2010	282,315,325	274,369,217	271,754,462

NOTE 16 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of November 30, 2011, two PRC subsidiaries had arranged non-cancelable operating leases with third parties for their office premises.  The expected annual lease payments under these operating leases are as follows:

Within 1 year	$58,785

Total	$58,785

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

Results of Operations
Six months ended November 30, 2011 as Compared to Six months ended November 30, 2010

The following table summarizes the results of our operations during the six month periods ended November 30, 2011 and 2010, and associated percentage changes for comparisons purposes.

	Six months ended November 30,
	2011	2010	+/-	% changes

Revenue	$4,186,589	$2,614,538	1,572,051	60%

Other income and gains	68,617	16,020	52,597	328%

Service costs	(2,570,805)	(1,166,349)	(1,404,456)	120%

Personnel cost	(524,176)	(296,210)	(227,966)	77%

Depreciation expense	(324,686)	(223,727)	(100,959)	45%

Amortization expense	(60,670)	(58,227)	(2,443)	4%

Administrative and other expenses	(614,092)	(314,529)	(299,563)	95%

Income before provision for income taxes	160,777	571,516	(410,739)	-72%

Provision for income taxes	(121,082)	(109,208)	(11,874)	11%

Net (loss)/income	$39,695	$462,308	(422,613)	-91%

Revenues

The Company generated revenue of US$4,186,589 in the first 6 months of the fiscal year ending May 31, 2012 representing a 60% increase as compared with the preceding year’s corresponding quarters. The increase is mainly due to new settlement basis with key partner China Tie Tong (“CTT”) in the consumer call business.  With the new settlement basis, the Company is further charging server equipment rental cost and commission to CTT.

Other income and gains:

Other income comprises mainly of interest income from bank deposits.  The increase in interest income of US$68,617 is mainly due to high cash reserve recorded for the current quarters and higher return from the investment of idle funds in short term financial planning products managed by commercial banks in China.

Service Costs

Service costs also increased by US$1404,456 or 120% in the first six months in corresponding to the new settlement basis with CTT whereas the Company will record corresponding increase in service cost.

Personnel costs

Personnel expenses totaled US$524,176, representing a 77% increase or US$227,966 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current year quarters and increase to the Company’s existing staff.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled US$385,356, representing an increase of 37% as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters.

Administrative and other expenses

General and administrative expenses totaled US$614,092 representing an increase of 95% or US$299,563 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters.

Income before provision for income tax

Income before provision for income tax totaled US$160,777, representing a 72% decrease as compared to the preceding year’s corresponding quarters. This decrease is mainly due to an increase in service costs and higher operating expenses after the consolidation of QBA operations.

Provision for taxes

Provision for taxes made for the first six months was marginally higher by US$11,874 due to higher income tax provision for profit making subsidiaries could not be offsetted by losses of other subsidiaries.

Liquidity and Capital Resources

Cash

Our cash balance at November 30, 2011, was US$3,207,182, representing a decrease of US$1,373,007 compared to our cash balance of US$4,580,189 at May 31, 2011.

Cash Flow

	Six months ended November 30,
	2011	2010	+/-	% Changes
Net cash provided by operating activities	$943,122	$715,250	227,872	32%
Net cash used in investing activities	$(2,392,613)	$(50,457)	(2,342,156)	4642%
Net cash used in financing activities	$(24,951)	$(58,104)	33,153	-57%
Net (decrease)/increase in cash and cash equivalents	(1,474,442)	606,689	(2,081,131)	-343%

Cash inflows from operations during the six months ended November 30, 2011 amounted to US$943,122 as compared to US$715,250 in the same period of 2010. This is mainly due to an increase in revenue.

Our cash outflows in investing activities during the six months ended November 30, 2011 amounted to US$2,392,613 as compared to cash outflows of US$50,457 for the same period in 2010. The cash outflow in the investing activities for the first six months is primarily due to advances made to the holding company and the purchase of available-for-sale investments.

The Company has cash outflows of US$24,951 from financing activities for the period ended November 30, 2011 as compared to cash inflow of US$58,104 in same period last year.   The cash flow changes for these two periods are mainly due to the repayment of amount due to related parties.

Working Capital

Our working capital recorded a surplus of US$478,119 as of November 30, 2011.  This decrease in working capital is mainly due to increase in advances made to the holding company which is classified as non-current asset.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of November 30, 2011, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended November 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2011.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 9, 2012, the date of the financial statements were issued.

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

Dated: January 9, 2012	REDtone Asia, Inc.

By:

/s/ Chan Beng Wei
Name: Chuan Beng Wei
Title: Chief Executive Officer
By:

/s/ Chee Keong Lee
Name: Chee Keong Lee
Title: Chief Financial Officer