Form 10-Q
period 2012-02-29
REDtone Asia Inc
filed 2012-04-16
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

REDTONE ASIA, INC. (Exact Name of Small Business Issuer as Specified in its Charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	71-098116 (I.R.S. Tax I.D. No.)
Unit 15 A, Plaza Sanhe, No. 121 Yanping Road, JingAn District 200042 Shanghai, PRC (Address of Principal Executive Offices)
(86) 61032230 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 29, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one):

Yes ☐       No  ☒

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION		2

ITEM 1.	FINANCIAL STATEMENTS	2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4T.	CONTROL AND PROCEDURES	20

PART II - OTHER INFORMATION		21

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	[REMOVED AND RESERVED]	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	21

SIGNATURES		21

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

As of Quarter Ended February 29, 2012 (unaudited)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of February 29, 2012 (unaudited) and May 31, 2011 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine months ended February 29, 2012 and February 28，2011 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine months ended February 29, 2012 and February 28，2011	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–12

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,468,796	$4,580,189
Inventories	6,736	6,679
Accounts receivable	234,999	644,642
Tax recoverable	46,342	107,308
Other receivables and deposits	424,060	441,351
Total current assets	4,180,933	5,780,169

Property, plant and equipment, net	2,552,654	2,936,979
Intangible assets, net	1,714,035	1,798,397
Available-for-sale investments	317,804	308,734
Amount due from a related company	3,414,561	1,182,200
Goodwill	610,386	610,386
Total assets	$12,790,373	$12,616,865

Liabilities and stockholders’ equity
Liabilities
Current Liabilities
Deferred income	$1,771,527	$1,841,152
Accounts payable	477,561	939,932
Accrued expenses and other payables	473,402	422,837
Amount due to a related company	77,233	101,818
Taxes payable	390,670	120,484
Total current liabilities	3,190,393	3,426,223

Deferred tax liabilities	29,066	47,927

Total liabilities	3,219,459	3,474,150

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,046,285	787,825
Accumulated other comprehensive income	769,504	599,765
Total stockholders’ equity	9,570,914	9,142,715
Total liabilities and stockholders’ equity	$12,790,373	$12,616,865

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended February 29, 2012	Three months ended February 28, 2011	Nine months ended February 29, 2012	Nine months ended February 28, 2011

Revenue	$2,408,092	$1,384,170	$6,594,681	$3,998,708
Other income and gains	104,412	69,411	173,029	85,431
Service costs	(1,408,761)	(562,157)	(3,979,566)	(1,728,506)
Administrative expenses	(283,098)	(210,900)	(897,190)	(525,429)
Personnel cost	(284,550)	(173,889)	(808,726)	(470,099)
Depreciation expense	(159,891)	(116,053)	(484,577)	(339,780)
Amortization expense	(30,675)	(30,054)	(91,345)	(88,281)

Income before provision for income taxes	345,529	360,528	506,306	932,044

Provision for income taxes	(126,764)	(46,614)	(247,846)	(155,822)

Net income	$218,765	$313,914	$258,460	$776,222

Other comprehensive income
Gain on foreign currency translation	79,667	13,513	169,739	176,315

Total comprehensive income	$298,432	$327,427	$428,199	$952,537

Net (loss)/income per share, basic and diluted	$--	$--	$--	$--

Weighted average number of shares	282,315,325	275,284,223	282,315,325	275,284,223

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended February 29, 2012	Nine months ended February 28, 2011

Cash flows from operating activities
Net income	$258,460	$776,222
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(20,301))	--
Amortization expense	91,345	88,281
Depreciation expense	484,577	339,780
Changes in operating assets and liabilities:
Decrease in accounts receivable	409,643	128,096
Increase in inventories	(57)	(20)
Decrease/(increase) in other receivables and deposits	17,291	(342,691)
Decrease/(increase) in tax recoverable	60,966	(195,649)
Decrease in deferred income	(69,625)	(77,337)
Decrease in accounts payable	(462,371)	(166,099)
Increase in tax payables	270,186	94,018
Increase in accrued liabilities and other payables	50,565	155,986

Net cash provided by operating activities	$1,090,679	800,587

Cash flows from investing activities
Purchase of property, plant and equipment	(13,792)	(97,406)
Acquisition of RedTone	--	21,144
Investment in available-for-sale investments	--	(304,584)
(Increase)/decrease in amount due from a related company	(2,232,361)	80,403
Net cash used in investing activities	$(2,246,153)	(300,443)

Cash flows from financing activities
Decrease in amount due to related companies	(24,585)	(26,996)

Net cash used in financing activities	$(24,585)	(26,996)

Net (decrease)/increase in cash and cash equivalents	(1,180,059)	473,148

Effect of exchange rate changes on cash and cash equivalents	68,666	99,373

Cash and cash equivalents at beginning of period	4,580,189	4,319,834

Cash and cash equivalents at end of period	$3,468,796	4,892,355

Cash paid for interest	$--	--
Cash paid for income taxes	$30,804	308,393

Non-cash transaction:
Issuance of shares to satisfy debts	--	1,183,248

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 29, 2012

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in the People’s Republic of China (“PRC”) that are principally engaged in e-sales and as a distribution provider for prepaid services such as prepaid discounted call services for consumers, prepaid mobile air-time services and game reload and prepaid shopping cards.

On March 25, 2011, Hotgate Technology, Inc. changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc. and has a trading symbol on the OTCBB of “RTAS.”

As of February 29, 2012, details of the Company’s major subsidiaries are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”)	The PRC May 17, 2011	100%#	Investment holding

Shanghai QianYue Business Administration Co., Ltd. (“QBA”)	The PRC December 12, 2008	100%#	Provides prepaid shopping-card services in the PRC

# - Variable interest entities. See also Footnote 15.

On March 7, 2011, through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited (“Hongsheng “), entered into a share sales agreement with Shanghai QianYue Information Technology Co., Ltd. (“QIT”) for the acquisition of the entire paid-up capital of QBA for a cash consideration of $1,205,540. QBA is an established prepaid shopping-card issuer in Shanghai known as “VeryPass”.

On May 17, 2011, Nantong Jiatong was incorporated for the purpose of investment holding.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and nine months ended February 29, 2012 and February 28, 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of February 29, 2012, the results of its operations and cash flows for the three months and nine months ended February 29, 2012 and February 28, 2011.

The results of operations for the three months and nine months ended February 29, 2012 are not necessarily indicative of the results for a full year period.

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

(c) Revenue recognition

The Company has adopted a revenue recognition policy for each type of operation according to ASC 605-45.

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists;
-	Delivery has occurred or services have been rendered;
-	The seller’s price to the buyer is fixed or determinable; and
-	Collectability is reasonably assured.

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follows:

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 29, 2012 and February 28, 2011, there were no dilutive securities outstanding.

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

	February 29, 2012	May 31, 2011	February 28, 2011
Year end RMB : US$ exchange rate	0.1589	0.1542	0.1524
Average yearly RMB : US$ exchange rate	0.1592	0.1544	0.1523
Year end HK$ : US$ exchange rate	0.1290	0.1285	0.1283
Average yearly HK$ : US$ exchange rate	0.1290	0.1287	0.1284

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

(f) Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

-	Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
-
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

-
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

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	February 29, 2012	May 31, 2011

Cash and bank	$3,464,742	$4,181,973
Fixed deposits	4,054	398,216

Total	$3,468,796	$4,580,189

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENTS

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	February 29,2012	May 31, 2011

Investment in trust funds	$317,804	$308,734
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	-	390,603
	317,804	699,337
Provision for impairment - investments in Hai He	-	(390,603)
Total	$317,804	$308,734

During the nine months ended February 29, 2012, the Company fully impaired the investment in Shanghai Hai He.

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates are summarized as follows:

	February 29,2012	May 31, 2011

Deposits	$188,663	$68,775
Other receivables	235,397	372,576
Total	$424,060	$441,351

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 29, 2012	May 31, 2011
At cost:
Computer and software	$580,199	$553,328
Telecommunication equipment	4,929,076	4,784,536
Furniture, fixtures and equipment	221,067	219,869
Motor vehicles	32,734	31,800
Leasehold improvement	34,083	29,907
	5,797,159	5,619,440

Less: Accumulated depreciation	(3,244,505)	(2,682,461)
Property, plant and equipment, net	$2,552,654	$2,936,979

Depreciation expense for the nine months ended February 29, 2012 and February 28, 2011 amounted to $484,577 and $339,780, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	February 29, 2012	May 31, 2011
At cost:
Licenses and software	$2,281,963	$2,273,118

Less: Accumulated amortization	(567,928)	(474,721)

Intangible assets, net	$1,714,035	$1,798,397

Amortization expense for the nine months ended February 29, 2012 and February 28, 2011 amounted to $91,345 and $88,281, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd. Pursuant to the reverse acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now a related company of Redtone Asia, both of which are subsidiaries of penultimate holding company by the name of Redtone International Berhad.

Amount due from a related company as of the balance sheet dates are summarized as follows:

	February 29, 2012	May 31, 2011

Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,414,561	$1,182,200

	$3,414,561	$1,182,200

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

Amount due to a related company as of the balance sheet dates are summarized as follows:

	February 29, 2012	May 31, 2011
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$77,233	$101,818

	$77,233	$101,818

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	February 29,2012	May 31, 2011

Accrued expenses	$339,711	$62,811
Other payables	133,691	360,026
Total	$473,402	$422,837

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income and recorded as revenue in the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 29, 2012	May 31, 2011

Business tax payable	$165,059	$120,449
Income tax payable	219,717	35
Others	5,894	-
Total	$390,670	$120,484

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Nine months ended February 29, 2012	Nine months ended February 28, 2011

Current – PRC income tax provision	$268,147	$155,882
Deferred income tax income	(20,301)	-
Total	$247,846	$155,882

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended February 29, 2012		Nine months ended February 28, 2011
	Amount	%	Amount	%

Income before provision for income taxes	$506,306		$932,044

Expected PRC income tax expense at statutory tax rate of 25%	126,577	25.0	233,011	25.0
Different tax rate for PRC/Hong Kong local authority	(20,516)	(4.0)	(30,448)	(3.2)
Expenses not deductible for tax	37,605	7.4	9,602	1.0
Income not subject to tax	--	--	(56,873)	(6.1)
Utilization of tax loss brought forward	(4,335)	(0.8)	530	0.0
Tax loss not provided for deferred tax	108,515	21.4	--	--
Actual tax expense	$247,846	49.0	$155,822	16.7

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

During the nine months ended February 28, 2011, Hongsheng, Huitong and Jiamao were VIEs of the Company. The status of these VIEs has not changed since the date of the combination. During nine months ended February 29, 2012, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company. Nantong Jiatong and QBA were acquired during the fourth quarter of fiscal year 2011.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	February 29, 2012	May 31, 2011
Assets
Cash and cash equivalents	$2,442,278	$4,003,765
Inventories	6,736	6,679
Accounts receivable	234,999	642,843
Tax recoverable	19,351	81,086
Other receivables and deposits	415,683	363,823
Goodwill	610,386	610,386
Property, plant and equipment, net	513,563	646,972
Total assets (not include amount due from intra-group companies)	$4,242,996	$6,355,554

Liabilities
Deferred income	$1,771,527	$1,857,752
Accounts payable	457,078	913,504
Accrued expenses and other payables	383,090	314,925
Tax payables	45,565	15,560
Total liabilities	$2,657,260	$3,101,741

The statements of income of the consolidated VIEs for the nine months ended February 28, 2011 and February 29, 2012 are as follows, and are included in the consolidated statements of income of the Company:

	Nine months ended February 29, 2012	Nine months ended February 28, 2011

Revenue	$6,079,597	$3,531,995
Other income and gains	92,372	28,458
Service costs	(3,889,162)	(1,602,004)
Administrative and other expenses	(674,514)	(274,732)
Personnel cost	(692,676)	(382,286)
Depreciation expense	(166,439)	(16,640)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	749,178	1,284,791

Provision for income taxes	(52,166)	(37,034)

Net income	$697,012	$1,247,757

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value. As of the balance sheet dates, 282,315,325 shares were issued and outstanding, respectively

The weighted average number of shares for the nine months ended February 29, 2012 is 282,315,325 shares.

The calculation of weighted average number of shares for the nine months ended February 28, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares Nine months ended February 28, 2011
At June 1, 2010	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	6,116,095
At February 28, 2011	282,315,325	275,284,223

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “REDtone believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of RTAS and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has adopted a revenue recognition policy for each type of operation according to ASC 605-45.

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence an arrangement exists;
-	Delivery has occurred or services have been rendered;
-	The seller’s price to the buyer is fixed or determinable; and
-	Collectability is reasonably assured.

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follows:

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

Year-to-date Results of Operations

Year-to-date Results for Nine-month period ended February 29, 2012 as Compared to period ended February 28, 2011

The following table summarizes the results of our operations during the nine-month periods ended February 29, 2012 and February28，2011, and associated percentage changes for comparisons purposes.

	Nine months ended
	February 29, 2012	February 28, 2011	+/-	% changes

Revenue	$6,594,681	$3,998,708	2,595,973	65%

Other income and gains	173,029	85,431	87,598	103%

Service costs	(3,979,566)	(1,728,506)	(2,251,060)	130%

Personnel cost	(808,726)	(470,099)	(338,627)	72%

Depreciation expense	(484,577)	(339,780)	(144,797)	43%

Amortization expense	(91,345)	(88,281)	(3,064)	3%

Administrative and other expenses	(897,190)	(525,429)	(371,761)	71%

Income before provision for income taxes	506,306	932,044	(425,738)	-46%

Provision for income taxes	(247,846)	(155,822)	(92,024)	59%

Net income	$258,460	$776,222	(517,762)	-67%

Revenues

The Company generated revenue of $6,594,681 in the first 9 months of the fiscal year ending May 31, 2012 representing a 65% increase as compared with the preceding year’s corresponding quarters. The increase is mainly due to new settlement basis with key partner China Tie Tong (“CTT”) in the consumer call business.  With the new settlement basis, the Company is further charging server equipment rental cost and commission to CTT.

Other income and gains:

Other income comprises mainly of interest income from financial institution of $112,939.  The increase in interest income of $87,598 is mainly due to high cash reserve recorded for the current quarters and higher return from the investment of idle funds in short term financial planning products managed by commercial banks in China.

Service Costs

Service costs also increased by $2,251,060 or 130% in the first nine months in corresponding to the new settlement basis with CTT whereas the Company will record corresponding increase in service cost.

Personnel costs

                    Personnel expenses totaled $808,726, representing a 72% increase or $338,627 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current year quarters and increase to the Company’s existing staff.

Amortization and depreciation expenses

                    Amortization and depreciation expenses totaled $575,922, representing an increase of 35% as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters as QBA was acquired during the fourth quarter of the preceding year.

Administrative and other expenses

                    General and administrative expenses totaled $897,190 representing an increase of 71% or $371,761 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters.

 Income before provision for income tax

Income before provision for income tax totaled $506,306, representing a 46% decrease as compared to the preceding year’s corresponding quarters. This decrease is mainly due to an increase in service costs and higher operating expenses after the consolidation of QBA operations.

Provision for taxes

Provision for taxes made for the first nine months was higher by $92,024 due to higher income tax provision for profit making subsidiaries that could not be offset by losses of other subsidiaries.

Quarterly Results of Operations

3rd Quarter results for period ended February 29, 2012 as Compared to period ended February 28, 2011

The following table summarizes the 3rd quarter results of our operations during the three month periods ended February 29, 2012 and February28，2011, and associated percentage changes for comparisons purposes.

	Three months ended
	February 29, 2012	February 28, 2011	+/-	% changes

Revenue	$2,408,092	$1,384,170	1,023,922	74%

Other income and gains	104,412	69,411	35,001	50%

Service costs	(1,408,761)	(562,157)	(846,604)	151%

Personnel cost	(284,550)	(173,889)	(110,661)	64%

Depreciation expense	(159,891)	(116,053)	(43,838)	38%

Amortization expense	(30,675)	(30,054)	(621)	2%

Administrative and other expenses	(283,098)	(210,900)	(72,198)	34%

Income before provision for income taxes	345,529	360,528	(14,999)	-4%

Provision for income taxes	(126,764)	(46,614)	(80,150)	172%

Net income	$218,765	$313,914	(95,149)	-30%

Revenues

The Company generated revenue of $2,408,092 in 3rd quarter of the fiscal year ending May 31, 2012 representing a 74% increase as compared with the preceding year’s corresponding quarters. The increase is mainly due to inclusion of QBA operations for the current quarter.

Other income and gains:

Other income comprises of interest income from financial institution of $56,511.The interest income is due to cash reserve and return from the investment of idle funds in short term financial planning products matured in the current quarter.

Service Costs

Service costs increased by $846,604 or 151% due to inclusion of QBA operation in the current year quarter.

Personnel costs

                    Personnel expenses totaled $284,550, representing a 64% increase or $110,661 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA’s staffs into the Group.

Amortization and depreciation expenses

                    Amortization and depreciation expenses totaled $190,566, representing an increase of 30% as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters as QBA was acquired during the fourth quarter of the preceding year.

Administrative and other expenses

                    General and administrative expenses totaled $283,098 representing an increase of 34% or $72,198 as compared to the preceding year’s corresponding quarters.  The increase is mainly due to inclusion of QBA operations for the current quarters.

 Income before provision for income tax

Income before provision for income tax totaled $345,529, representing a 4% decrease as compared to the preceding year’s corresponding quarters. This decrease is mainly due to an increase in service costs and higher operating expenses after the consolidation of QBA operations.

Provision for taxes

Provision for taxes made for the 3rd quarter was higher by $95,149 due to higher income tax provision for profit making subsidiaries that could not be offset by losses of other subsidiaries.

Liquidity and Capital Resources

Cash

Our cash balance at February 29, 2012, was $3,468,796, representing a decrease of $1,111,393 compared to our cash balance of $4,580,189 at May 31, 2011.

Cash Flow

	Six months ended November 30,
	February 29, 2012	February 28, 2011	+/-	% Changes
Net cash provided by operating activities	$1,090,679	$800,587	290,092	36%
Net cash used in investing activities	$(2,246,153)	$(300,443)	(1,945,710)	648%
Net cash used in financing activities	$(24,585)	$(26,996)	2,411	-9%
Net (decrease)/increase in cash and cash equivalents	(1,180,059)	473,148	(1,653,207)	N/A

Cash inflows from operations during the nine months ended February 29, 2012 amounted to $1,090,679 as compared to $800,587 in the same period of 2011. This is mainly due to an increase in revenue.

Our cash outflows in investing activities during the nine months ended February 29, 2012 amounted to $2,246,153 as compared to cash outflows of $300,443 for the same period in 2011. The increase in cash outflow in the investing activities for the first nine months is primarily due to advances made to the holding company.

The Company has cash outflows of $24,585 from financing activities for the nine months ended February 29, 2012 as compared to cash outflow of $26,996 in same period last year.   The cash flow changes for these two periods are mainly due to the repayment of amount due to related parties.

Working Capital

Our working capital recorded a surplus of $990,540 as of February 29, 2012.  This decrease in working capital is mainly due to the increase in advances made to the holding company which is classified as non-current asset.

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

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

The Company’s revenues and its expenses are denominated in RMB, RM and HK$. The value of these foreign currency-to-U.S. dollars may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. The Company’s business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

2. The Company’s revenue is deriving from China and Hong Kong. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3. If the Company is unable to derive any revenues from these countries, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4T.                    CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of February 29, 2012, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of February 29, 2012, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended February 29, 2012.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 29, 2012.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 9, 2012, the date the financial statements were issued.

ITEM 6.                      EXHIBITS

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

Dated: April 11, 2012		REDtone Asia, Inc.	Dated: April 11, 2012		REDtone Asia, Inc.
	By:	/s/ Chuan Beng Wei		By:	/s/ Hui Nooi Ng
	Name:	Chuan Beng Wei		Name:	Hui Nooi Ng
	Title:	Chief Executive Officer		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)