Form 10-K
period 2012-05-31
REDtone Asia Inc
filed 2012-08-29
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 333-129388

REDTONE ASIA, INC
(Exact Name of registrant as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 15A, Plaza Sanhe, No. 121,Yanping Road, JingAn District, 200042 Shanghai, PRC
(Address of principal executive offices)	(Zip Code)
)
Registrant’s telephone number, including area code (86) 6103 2230

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recent fiscal year were $8,423,049.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2012 was $-0-.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

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

As of May 31, 2012, details of the Company are as follows:

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

# - Variable interest entities.  See also Footnote 14.

On March 7, 2011, through its wholly-subsidiary Shanghai Hongsheng Net Telecommunications Company Limited ("Hongsheng "), entered into a share sales agreement with Shanghai QianYue Information Technology Co., Ltd. ("QIT") for the acquisition of the entire paid-up capital of QBA, amounting to RMB 10 million, for a cash consideration of $1,219,511.  QBA is an established prepaid shopping-card  issuer in Shanghai known as “VeryPass”.

On May 17, 2011, Nantong Jiatong was incorporated for the purpose of investment holding.

Business of the Issuer

Business Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom. With the acquisition of QBA, the Company is also venturing into e-business, or an internet business as third party payment solution for e-commerce industry in China.

Products and Services

REDtone China offer the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile
4. Prepaid shopping card/ third party payment service providers

Competition

The telecommunications industry in China is dominated by three state-run corporations, i.e. China Telecom Corporation Limited, China Mobile Communications Corporation and China United Network Communications Group Co., Ltd, all of whom has 3G licenses and engaged fixed-line and mobile business in China.

We see competition from:

(i) Direct Telecommunication Operators namely China Telecom Corporation Limited, China Mobile Communications Corporation and China United Network Communications Group Co., Ltd. These companies may adopt a more aggressive pricing on their local and international calls and have direct impact on our discounted call services for corporate segment. Likewise, if these operators offer very competitive rates for domestic, long distance and international calls, it could pose a substitution threat to our EMS services.

(ii) Other Discounted Service Providers
The discounted service providers such as Super E-Secretary operate domestic calls and the tool to compete is to provide discount on long distance calls. This company despite being a small player (less than 15% market share) in Shanghai discounted consumer call market may cause the price disruption when they compete on price aggressively.

(iii) Other Mobile air-time reload service providers
Other players like Smartpay, Defeng and YiQiao offers similar mobile air-time reload services in Shanghai. They have entered into this reload services earlier than us but we command slightly better price advantage and better system support for paperless mobile reload in comparison with conventional paper-based reload model.

(iv) Other prepaid shopping card/ third party payment service providers.
Other players like Alipay, Tenpay and 99Bill offers similar third party payment services in China.

We believe our competitive advantage is derived from the following strengths:

(a)	Competitive Pricing

We, being one of the leading alternative voice service providers in Shanghai in terms of market share, could command the economies of scale to achieve lower minutes cost and lower operating cost per minute. Additional cost advantage is the low capital investment with self-developed technology.

By having advantage of longer market presence, credibility and dominant market share, we can afford to price its products and services competitively while maintaining healthy gross margins.

(b)	Superior Technology and Competent Technical Support

We use superior call routing technology and techniques, such as its own invention, the Smart Call System, for large corporate customers. As the products are developed in-house, we know the products well and are competent in supporting customers. Customers can expect hassle-free implementation of the products and services.

(c)	Innovation

Innovation which is embodied in all the products and services is the key to the competitive advantage of our operations. In addition, innovation also helps us to truly serve the needs of the customers and to provide value-added services and products to the customers.

Close communication with our front line resellers will enable us to gather market intelligence and assist us in strategy formulation that is relevant to market needs

(d) Value Added Services

For the telecommunications services provided by us, customers would also benefit from value added services in our convenient reload, customer care services and support, e-billings and others.

Regulatory Matters

REDtone China does not provide direct telecommunication services in PRC. REDtone China acts as a distributor for CTT. REDtone China has a business licence issued by PRC’s State Administration for Industry and Commerce to carry out the distribution services.  REDtone China does not require a telecommunication licence to carry out its distribution activities.

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

Customers and Suppliers

Our major customers are end users and corporate clients in Shanghai. Our suppliers are mainly termination partners and telecommunication players such as CTT, China Mobile and China Unicom and China Telecom.

Intellectual Property and Research and Development

The Company has no registered patents, trademarks or copyrights and no applications for patents, trademarks or copyrights are pending.

The Company utilized intellectual property pursuant to an agreement signed between REDtone Technology Sdn. Bhd,  and REDtone Telecommunications (China) Ltd on 11 August 2005 in respect of the acquisition of the software with regards to the Customer billing, commission management, top-up management, traffic management, cardless system and gateway interface system suite.

The “Redtone” logo in Chinese and “VeryPass” logo in English are registered trademarks in China valid until October 13, 2020 and October 6, 2020 respectively.

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2012.

Number of Employees

Currently, we have our Chief Executive Officer to manage the Company. With the acquisition of REDtone China, as of May 31 2012, we had fifty five (55) employees including Twelve (12) in the Management/ team, Thirty Three (33) in Research & Development, Customer Care, Sales and Marketing as well as Finance and Administrative, and balance of Ten (10) in Technical supports.  None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related dispute recorded over the years.
.
ITEM 1A. RISK FACTORS

Risks Related to Our Business

Operational/Business Risk

We are principally involved in the provision of telecommunications services and solutions and office communication solutions. As such, we are subject to certain operational and business risk factors inherent in the telecommunications industry. The operational risks include, inter-alia, changes in conditions such as deterioration in prevailing market conditions, changes in labor, increase in labor cost and raw material costs and continued supply of electricity which is essential for the smooth operations of its telecommunications network(s). The business risks include, inter-alia, network disruption in respect of the provision of the telecommunications services and Although we seek to mitigate these operational and business risks through, inter-alia, efficient cost control, maintaining a diversified range of customers and suppliers, having good relationships with the customers, suppliers and employees of the Company and having contractual agreements for projects undertaken, there can be no assurance that any change to these factors will not have a material adverse effect on our business and financial performance.

Competition

We are in a very competitive and rapidly changing telecommunications industry and its future success will depend on its ability to increase its market share in its markets. As we are competing against well established telecommunications companies which offer related services which include, inter-alia, China Telecom, China Unicom and China Mobile on their pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. The increasing competition in this telecommunications industry has had, and is expected to continue to have, a significant impact on our business and financial performance. Competition is expected to increase with the emergence of new entrants into its markets. We believe that the provision of telecommunications services complemented with our innovative will provide the Group with a competitive edge and differentiate us from its competitors.

Although we seek to mitigate these risks, there can be no assurance that our competitors will not develop technologies and products that are more effective than those developed by us. We have a very clear strategy to replicate the business in other provinces in China.

 Dependence on key personnel

The technology industry is a growing and fast changing sector and management and operation of the business requires the employment of highly skilled knowledge workers, whether in technology or non-technology related fields. Our management recognizes and believes that our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Executive Directors, Chief Executive Officers and key personnel. The labor market for skilled personnel in this field is highly competitive. We recognize that our success depends to a significant extent upon, amongst others, our ability to attract new personnel and retain its existing skilled personnel. We seek to mitigate this risk factor by offering its employees competitive salary/remuneration and benefits packages. There can be no assurance that the measures taken/to be taken will be successful and that any change in our existing skilled personnel will not have a material effect on our business and operations

Adverse Changes to the terms of business collaboration agreement with China TieTong

We currently have business collaboration agreements with China TieTong. The agreement provides for renewability and is subject to changes in the terms of the agreements on renewal. We will endeavour to seek and renew the agreement on terms favourable to us. There can be no assurance that any adverse changes to the terms of the agreement (for example, from failure to reach commercially acceptable terms) would not result in higher interconnection expenses. However, as we have emerged as a significant service provider, China TieTong may views this as a business opportunity to continue and further strengthen their working relationship with us.

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

ITEM 1A. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at Suites 15A, E,F, Plaza Sanhe, No. 121 Yanping Road, Jing An District, Shanghai, PRC.  The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of May 31, 2012, we had 282,315,325 outstanding shares of Common Stock, after the reverse stock split as disclosed in Item 9B(d).

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol “RTAS”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2012, we had approximately 49 shareholders of record.

 Equity Compensation Plans
The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from 1 June 2011 to the date of this report, there is no sale of  unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.   With the recent acquisition of QBA, the Company is also venturing into e-business, or an internet business as third party payment solution for e-commerce industry in China.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2012 and 2011. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

	12-month ended
	May 31, 2012	May 31, 2011	Increase/ (Decrease) from previous year

Revenue	$8,423,049	$5,465,564	2,957,485	54%
Other income and gains	209,154	137,494	71,660	52%
Service costs	5,224,044	2,362,519	2,861,525	121%
Administrative expenses	718,366	1,028,504	(310,138)	-30%
Personnel cost	1,232,640	705,265	527,375	75%
Provision for obsolete inventories	31,703	-	31,703	N/A
Depreciation expense	647,538	491,442	156,096	32%
Amortization expense	121,632	118,875	2,757	2%
Other operating expenses	68,357	46,472	21,884	47%
Income before provision for income taxes	587,924	849,981	(262,057)	-31%
Provision for income taxes	329,938	200,078	129,860	655
Net income	$257,986	$649,903	(391,917)	-60%

Other comprehensive income
Gain/(loss) on foreign currency translation	136,254	150,482	(14,228)	-9%
Total comprehensive income	$394,240	$800,385	(406,145)	-51%

Year ended May 31, 2012 compared to year ended May 31, 2011

Revenues.   Revenues from operations for the year ended May 31, 2012 of $8,423,049 reflected an increase of $2,957,485 over the fiscal year ended May 31, 2011.  This is due to call traffics increase in consumer voice business as well as inclusion of the newly acquired subsidiary, namely QBA.

Other Income and gains.  During the fiscal year ended May 31, 2012, the Company recorded other income and gains of $209,154, an increase of $71,660 or 52% compared with last year.   Included in the other income are interest income from placement in financial products and incentives from local governments.

Service cost. Service costs from operations for the year ended May 31, 2012 of $5,224,044 reflected an increase of $2,861,525 over the fiscal year ended May 31, 2011.

The increase in service cost is due to discounted consumer voice services come with different cost structure with increase in the sales from the collaboration agreement with China Unicom for discounted consumer voice services whereby we recognize both revenue and cost on the gross basis for China Unicom model.
Redtone China’s role for Business Collaboration with China Unicom would meet the criteria for revenue recognition on gross basis and therefore the same gross basis is applicable for the recognition of traffic termination cost paid for China Unicom in the account.

Administrative expenses.  The general and administrative expenses has reduced $310,138 or 30% to $718,366, mainly due to we have recognized an impairment losses of $436,862 in aggregate foryear ended May 31, 2011, of which impairment loss for an available-for-sale investment amounted to $390,603 and impairment loss for intangible assets amounted to $46,259. There was no impairment loss recognized during the year ended May 31, 2012.

Personnel expenses.  The personnel expenses has increase 75% or $527,375 to $1,232,640 for the year ended May 31, 2012,  This is mainly contributed by annual increment in payroll and additional headcount due to the inclusion of the newly acquired QBA operation.

Provision for obsolete inventories. During the year ended May 31, 2012 the Company has provided obsolete inventories of $31,703. There was no provision provided during the year ended May 31, 2011.

Depreciation and amortization expenses.   Depreciation and amortization has increase by 32% and 2% respectively year on year for the year ended May 31, 2012. The increase in depreciation expense is mainly contributed by the inclusion of the newly acquired QBA operation.

Other operating expenses.  The other operating expenses has increase 47% or $21,884 to $68,356 for the year ended May 31, 2012,  This is mainly contributed by the inclusion of the newly acquired QBA operation.

Income before provision for income taxes.  For the financial year under review, as the increase in operating cost outweighs the increase in revenue, the net income before provision for income taxes has been lower at $587,924 as compared to $849,981 over the financial year 2011.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2012, was $3,520,248, representing a decrease of $1,059,941, from previous cash balance of $4,580,189 as of May 31, 2011.

Cash Flow (before effect of exchange rate changes).

	Fiscal year ended May 31,
	2012	2011	+/-	% changes
Net cash provided by operating activities	$998,245	$1,260,356	(262,111)	-21%
Net cash used in investing activities	$(2,092,656)	$(1,065,341)	1,027,315	96%
Net cash (used in)/provided from financing activities	$(24,690)	$(25,361)	(671)	-3%
Net increase/(decrease) in cash and cash equivalents	(1,119,101)	169,654	(1,288,755)	-760%

Net cash provided by operations during the fiscal year ended May 31, 2012 amounted to $998,245 as compared to net cash used in operations of $1,260,356 in the same period of FY2011, a decrease of 21% as a result of operating expenses increase.

Net cashflow used in investing activities for the fiscal year ended May 31, 2012 amounted to $2,092,656 mainly aroused from intercompany advances..

There was net cash used in financing activities for the year ended May 31, 2012 total $24,690 represented by movement in intercompany balances.  In the same period of FY2011, the amount was $25,361 of the same nature.

Working Capital

Our working capital was a positive of $2,353,946 at May 31, 2012, an increase of 17% year on year.  The strong positive working capital is mainly attributed by well managed and profitable operation where current liabilities are sufficiently covered by current assets.  The largest current asset comprises cash and cash equivalent total $3,520,248 or represents 77% of total current assets.    This is because the core businesses of Redtone are prepaid in nature.

At May 31, 2012, we had stockholders’ equity of $9,536,955; total assets of $12,813,362 and total current liabilities of $3,276,407.

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
•
Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilize by the consumer and it is on net basis which is computed based on a fixed sharing ratio of the total airtime utilize by consumers after netting of direct traffic termination cost and incidental expenses as per the collaboration agreement with CTT. Redtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as “Agent” as Redtone China is the sole distributor for EMS brand owned and controlled by CTT ;  and

•
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
3.	Reload services for prepaid mobile – revenue recognize is the commission earn

4.
Prepaid Business Solution  – a flexible payment solution in order to eliminate cumbersome processes and overhead while increasing convenience, flexibility, security and profitability’ This revenue is recognize in the net commission/fee earned basis.

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

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2012 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei Zainl Amanshah bin Zainal	46 45	Director CEO Director	July 2008 - Present October 2010- Present October 2010-July 2011

Lau Bik Soon Lee Chee Keong	40 38	Director CFO	October 2010-Present October 2010-March 2012

Ng Hui Nooi	39	CFO	March 2012-Present

Mr Chuan Beng Wei, age 46, is now the Chief Executive Officer of the Company.  Mr Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor’s Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

He began his career with Hewlett Packard Sales Malaysia Sdn Bhd in 1989 as a Systems Engineer responsible for information technology (“IT”) technical and customer relations, and was subsequently promoted to Major Account Manager. Having gained wide exposure in IT, electronics and the telecommunications industry, he began his entrepreneur pursuit. He started Redtone Telecommunications Sdn Bhd in 1996 with two other partners. As one of the founding members of the Redtone Group, he is instrumental in shaping the Group’s business relations and policies. His main responsibilities include management of the Group’s overall business, expanding its overseas markets and financial-related matters. Mr Wei also serves as the Managing Director of the Redtone Group, which was listed in January 2004 in the ACE Market of Bursa Malaysia. In addition, in 2007, Mr Wei started Redtone China where he played a significant role in developing business strategy in China. He was the past Chairman for The Association of Computer and Multimedia Malaysia and the past Deputy Chapter Chairperson for the exclusive Young Presidents’ Organization (YPO).

Mr. Bik Soon Lau, age 40, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group’s Malaysia business which include data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company’s channel partner, and helped the company grow its business in Malaysia.

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

 Ms. Hui Nooi Ng, age 39, a Malaysian Chartered Accountant, obtained her Professional Degree from The Association of Chartered Certified Accountants in 2004.   Ms. Ng has more than sixteen years of working experience in accountancy and has held various positions from accountant to finance manager with companies in Malaysia and Vietnam. In 1999, she joined ChemQuest Sdn Bhd, as an accountant, fully responsible for the finance and accounting operations for the company. In 2010, she joined Poh Huat Furniture Ind. Vietnam Joint Stock Co, a Malaysian manufacturing company based in Vietnam as the Finance Manager.  In this position, her main responsibilities included financial review and reporting, budgeting, business planning and risk management and treasury functions.  In May 2011, she joined Redtone Telecommunications Sdn Bhd, a subsidiary of REDtone International Berhad as a Senior Finance Manager and was responsible for the accounting functions and financial reporting.  She was seconded to REDtone Asia Inc. on 12 March 2012 as the Chief Financial Officer and is entrusted with the responsibilities of financial reporting, business analysis, investment appraisal, tax planning and liaison with bankers and auditors of REDtone Asia Group.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2012, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2012 and 2011, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2012 or 2011 fiscal years.

▪SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	Sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2012	-0-	-0-	-0-	-0-
Director, CEO	2011	-0-	-0-	-0-	-0-

Bik Soon, Lau	2012	-0-	-0-	-0-	-0-
Director	2011	-0-	-0-	-0-	-0-

Zainal Amanshah Bin Zainal	2012	-0-	-0-	-0-
Director, Former Director	2011	-0-	-0-	-0-	-0-

Chee Keong, Lee	2012	331,220	0	141,000	-0-
Former CFO	2011	420,000	0	-0-	-0-

Hui Nooi, Ng	2012	54,000	0	0	0
CFO	2011	0	0	0	0

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2012 and 2011 fiscal years.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of May 31, 2012: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had  282,315,325  shares of common stock outstanding.

(i)	Security Ownership of directors and executive officers: None

(ii)	Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	Redtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	260,619,364	92.31%

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2012 and 2011, there were no related transactions between the Company and the directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen and Associates CPA’s Inc. has served as the Company’s principal accountant since September 8, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2011	2011
Audit Fees	$45,000	27,500

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	45,000	27,500

•	Audit Fees.

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

During its fiscal year ended May 31, 2012, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors’ Report – Madsen and Associates	F1
- Independent Auditors’ Report – Consolidated Balance Sheet at May 31, 2012 and 2011	F2
- Consolidated Statements of Operations and Comprehensive Loss for the Years Ended May 31, 2012 and 2011	F3
- Consolidated Statements of Stockholders’ Deficit for the Years Ended May 31, 2012 and 2011	F4
- Consolidated Statements of Cash Flows for the Year Ended May 31, 2012 and 2011	F5
- Notes to Consolidated Financial Statements	F6

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and 2011

	2012	2011

Assets
Current assets
Cash and cash equivalents	$3,520,248	$4,580,189
Inventories	18,385	6,679
Accounts receivable	633,009	644,642
Tax recoverable	22,755	107,308
Other receivables and deposits	383,443	441,351
Total current assets	4,577,840	5,780,169

Property, plant and equipment, net	2,367,320	2,936,979
Intangible assets, net	1,680,972	1,798,397
Goodwill	610,386	610,386
Available-for-sale investments	315,689	308,734
Amount due from a related company	3,261,155	1,182,200

Total assets	$12,813,362	$12,616,865

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,423,566	$1,841,152
Accounts payable	715,078	939,932
Accrued expenses and other payables	576,331	422,837
Amount due to a related company	77,128	101,818
Taxes payable	450,700	120,484
Total current liabilities	3,242,803	3,426,223

Deferred tax liabilities	33,604	47,927

Total liabilities	3,276,407	3,474,150

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,045,811	787,825
Accumulated other comprehensive income	736,019	599,765
Total stockholders’ equity	9,536,955	9,142,715

Total liabilities and stockholders’ equity	$12,813,362	$12,616,865

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Year ended May 31, 2012 and 2011

	2012	2011

Revenue	$8,423,049	$5,465,564

Other income and gains	209,154	137,494

Service costs	5,224,044	2,362,519

Administrative expenses	718,366	1,028,504

Personnel cost	1,232,640	705,265

Provision for obsolete inventories	31,703	-

Depreciation expense	647,538	491,442

Amortization expense	121,632	118,875

Other operating expense	68,356	46,472

Income before provision for income taxes	587,924	849,981

Provision for income taxes	329,938	200,078

Net income	$257,986	$649,903

Other comprehensive income
Gain on foreign currency translation	136,254	150,482

Total comprehensive income	$394,240	$800,385

Net income per share, basic and diluted	$-	$-

Weighted average number of shares	282,315,325	277,020,426

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2012 and 2011

	Number of common shares issued	Common stock	Additional paid-in capital	Retained earnings/ (accumulated deficits)	Accumulated other comprehensive income	Total equity

Balance at June 1, 2010	269,168,128	26,917	$7,473,211	137,922	449,283	8,087,333

Reverse acquisition	-	-	(928,251)	-	-	(928,251)

Conversion of amount due to a related party to shares	13,147,197	1,315	1,181,933	-	-	1,183,248

Net income for the year	-	-	-	649,903	-	649,903

Gain on foreign exchange translation	-	-	-	-	150,482	150,482

Balance at May 31, 2011 and June 1, 2011	282,315,325	28,232	7,726,893	787,825	599,765	9,142,715

Net income for the year	-	-	-	257,986	-	257,986

Gain on foreign exchange translation	-	-	-	-	136,254	136,254

Balance at May 31, 2012	282,315,325	28,232	7,726,893	1,045,811	736,019	9,536,955

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended May 31, 2012 and 2011

	2012	2011

Cash flows from operating activities
Net income	$257,986	$649,903
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(12,569)	(10,305)
Amortization expense	121,632	118,875
Depreciation expense	647,538	491,442
Provision for obsolete inventories	31,703	-
Impairment loss on intangible assets	-	46,259
Impairment loss on available-for-sale investment	-	390,603
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	11,633	(498,507)
Increase in inventories	(43,409)	(80)
Decrease/(increase) in other receivables and deposits	57,908	481,677
Decrease/(increase) in tax recoverable	84,553	(40,853)
Decrease in deferred income	(417,586)	(385,557)
Decrease in accounts payable	(224,854)	(45,865)
Increase in tax payables	330,216	10,448
Increase in accrued liabilities and other payables	153,494	52,316

Net cash provided by operating activities	$998,245	$1,260,356

Cash flows from investing activities
Purchase of property, plant and equipment	(13,701)	(52,533)
(Increase)/decrease in amount due from a related company	(2,078,955)	110,220
Arising from acquisition of a subsidiary	-	(835,438)
Arising from reverse acquisition	-	21,144
Purchase of available for sale investment	-	(308,734)

Net cash used in investing activities	$(2,092,656)	$(1,065,341)

Cash flows from financing activities
Decrease in amount due to related companies	(24,690)	(25,361)

Net cash used in financing activities	$(24,690)	$(25,361)

Net (decrease)/increase in cash and cash equivalents	(1,119,101)	169,654

Effect of exchange rate changes on cash and cash equivalents	59,160	90,701

Cash and cash equivalents at beginning of year	4,580,189	4,319,834

Cash and cash equivalents at end of year	$3,520,248	$4,580,189

Cash paid for interest	$-	$-

Cash paid for income taxes	$58,662	$231,113

Non-cash transaction:
Issuance of shares to satisfy debts	$-	$1,183,248

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in The People’s Republic of China (“PRC”). The principal activities of the Company are that of a Telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as,prepaid mobile air-time top-up. REDtone also offer prepaid shopping card services via its newly acquired subsidiary, Shanghai QianYueBusiness Administaration Co., Ltd (“QBA”)

On March 25, 2011, Hotgate Technology, Inc. changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc. and having its new trading symbol in OTCBB as “RTAS”.

As of May 31, 2012, details of the Company’s major subsidiaries are as follows:

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

# - Variable interest entities. See also Footnote 14.

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

Jiamao is not reported as a distinct operating segment as the revenue, profit or loss and total assets in association with the ecommerce business are immaterial to the Company’s revenue, reported profit or loss and total assets.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended May 31, 2012 and 2011 include the accounts of the Company, the Company’s subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

Depreciation expense for the years ended May 31, 2012 and 2011 amounted to $647,538 and $491,442, respectively.

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

Amortization expense for the years ended May 31, 2012 and 2011 amounted to $121,632and $118,875, respectively.

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

There is no impairment loss recognized during the year ended May 31, 2012. During the year ended May 31, 2011 the Company recognized impairment losses of $436,862 in aggregate, of which impairment loss for an available-for-sale investment amounted to $390,603 and impairment loss for intangible assets amounted to $46,259.

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

4. [QBA]

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

	May 31, 2012	May 31, 2011

Year end RMB : US$ exchange rate	0.1578	0.1542
Average yearly RMB : US$ exchange rate	0.1585	0.1544
Year end HK$ : US$ exchange rate	0.1288	0.1285
Average yearly HK$ : US$ exchange rate	0.1288	0.1287

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

 NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2012	2011

Cash and bank	$868,462	$4,181,973
Time deposits	2,651,786	398,216

Total	$3,520,248	$4,580,189

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	2012	2011
Investment in trust fund	$315,689	$308,734
Shanghai Hai He Computing Technology Company Limited (“Hai He”)	-	390,603
	315,689	699,337
Less: Impairment of investments in Hai He	-	(390,603)
Total	$315,689	$308,734

During the third quarter of fiscal year 2011, the Company invested in CITIC Trust for the investment project of CITIC Cheng Jing and China Agriculture Technological Cultural share capital. Upon maturity, the trust fund provides an expected return of 8% per annum in 2 years. As of May 31, 2012 and 2011, the fair value of the trust fund approximates the investment cost.

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates were summarized as follows:

	2012	2011

Deposits	$117,718	$68,775
Other receivables	265,725	372,576
Total	$383,443	$441,351

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2012	2011
At cost:
Computer and software	$553,680	$553,328
Telecommunication equipment	4,895,607	4,784,536
Furniture, fixtures and equipment	213,144	219,869
Motor vehicles	32,516	31,800
Leasehold improvement	33,912	29,907
	5,728,859	5,619,440

Less: Accumulated depreciation	(3,361,539)	(2,682,461)
Property, plant and equipment, net	$2,367,320	$2,936,979

Depreciation expense for the years ended May 31, 2012 and 2011 amounted to $647,538 and $491,442, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	2012	2011
At cost:
Licenses and software	$2,278,425	$2,273,118

Less: Accumulated amortization	(597,453)	(474,721)

Intangible assets, net	$1,680,972	$1,798,397

Amortization expense for the years ended May 31, 2012 and 2011 amounted to $121,632and $118,875, respectively.

Impairment loss on intangible assets for the years ended May 31, 2012 and 2011 are $nil and $46,259, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	2012	2011
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,261,155	$1,182,200

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	2012	2011
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$77,128	$101,818

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2012	2011

Accrued expenses	$373,129	$62,811
Other payables	196,132	389,033
Total	$569,261	$451,844

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users.   When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2012	2011

Business tax payable	$166,612	$120,449
Income tax payable	283,880	35
Others	208	-
Total	$450,700	$120,484

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the year ended May 31, 2012 and 2011 are summarized as follows:

	2012	2011

Current – PRC income tax provision	$342,507	$210,383
Deferred income tax income	(12,569)	(10,305)
Total	$329,938	$200,078

A reconciliation of the expected tax with the actual tax expense is as follows:

	2012		2011
	Amount	%	Amount	%

Income before provision for income taxes	$587,924		$849,981

Expected PRC income tax expense at statutory tax rate of 25%	146,981	25.0	212,496	25.0
Different tax rate for PRC/Hong Kong local authority	(27,729)	(4.7)	(44,295)	(5.2)
Expenses not deductible for tax	60,008	10.2	-	-
Utilization of tax loss brought forward	-	-	(82,187)	(9.7)
Tax losses not provided for deferred tax	150,678	25.6	114,064	13.4

Actual tax expense	$329,938	56.1	$200,078	23.5

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

Hongsheng, Huitong, Nanjing Jiatong, QBA and Jiamao were all VIEs of the Company. The status of these VIEs has not changed since the date of the combination.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	2012	2011
Assets
Cash and cash equivalents	$3,466,743	$4,003,765
Inventories	18,385	6,679
Accounts receivable	633,009	642,843
Tax recoverable	22,755	81,086
Other receivables and deposits	237,490	363,823
Goodwill	610,386	610,386
Property, plant and equipment, net	454,875	646,972
Available-for-sale investment		-
Total assets (not include amount due from intra-group companies)	$5,443,643	$6,355,554

Liabilities
Deferred income	$1,441,347	$1,857,752
Accounts payable	694,626	913,504
Accrued expenses and other payables	467,246	314,925
Tax payables	44,424	15,560
Total liabilities	$2,647,643	$3,101,741

The statements of income of the consolidated VIEs for the years ended May 31, 2012 and 2011 are as follows, and are included in the consolidated statements of income of the Company:

	2012	2011

Revenue	$8,380,973	$5,429,783
Other income and gains	189,213	31,370
Service costs	5,169,715	2,188,434
Administrative expenses	561,203	712,994
Personnel cost	1,231,423	587,965
Depreciation expense	647,444	55,053
Other operating expenses	101,873	40,044

Income before provision for income taxes (Not including service costs payable to intra-group companies)	858,528	1,876,663

Provision for income taxes	329,938	19,686

Net income	$528,590	$1,856,977

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value.

On October 25, 2010, the Company satisfied certain debts due from the Company to Redtone International Berhad amounting to $1,183,248 by way of issuance and allotment of 13,147,197 shares of the Company’s common stock.

Weighted average number of shares for the year ended May 31, 2012 is 282,315,325 shares. The calculation of weighted average number of shares for the year ended May 31, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	7,852,298

At May 31, 2011	282,315,325	277,020,426

NOTE 16 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:

	2012	2011
Revenues from:
Telecommunications	$8,141,830	$5,374,884
E-Cards	281,219	90,680
	8,423,049	5,465,564

Segment (loss)/profit from:
Telecommunications	$945,927	$932,957
E-Cards	(358,003)	(36,504)
	587,924	896,453

Depreciation and amortization expenses:
Telecommunications	$575,361	$578,874
E-Cards	193,809	31,443
	769,170	610,317

Segment assets:
Telecommunications	$10,419,344	$11,749,220
E-Cards	3,689,951	867,645
Eliminations	(1,295,933)	-
	12,813,362	12,616,865

Capital expenditure
Telecommunications	$13,701	$52,533
E-Cards	-	-

NOTE 17 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of May 31, 2012, two PRC subsidiaries had arranged non-cancelable operating leases with third parties for their office premises.  The expected annual lease payments under these operating leases are as follows:

May 31,
2013	$18,175

Total	$18,175

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: August 27, 2012
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Chuan Beng, Wei	Chief Executive Officer,	August 27, 2012
Director

Bik Soon, Lau	Director	August 27, 2012

Hui Nooi, Ng	Chief Financial Officer	August 27, 2012