Form 10-K/A
period 2012-05-31
REDtone Asia Inc
filed 2012-08-31
CIK 1341319

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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012  as filed with the Securities and Exchange Commission by the registrant on August 29, 2012, and is filed  to include the Independent Auditors Report  inadvertently left off due to a clerical error.  Additionally this Amendment updates the shareholder information under Item 5 and reclassifies deferred tax income and current tax expense. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Products and Services

REDtone China offer the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile
4. Prepaid business solution

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

(iv) Prepaid Business Solution
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

As of August 23, 2012, we had approximately 48 shareholders of record.

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

	Year ended
	May 31, 2012	May 31, 2011	Increase/ (decrease) from previous year

Revenue	$8,423,049	$5,465,564	2,957,485	54%
Other income and gains	209,154	137,494	71,660	52%
Service costs	5,224,044	2,362,519	2,861,525	121%
Administrative expenses	718,366	1,028,504	(310,138)	-30%
Personnel cost	1,232,640	705,265	527,375	75%
Provision for obsolete inventories	31,703	-	31,703	N/A
Depreciation expense	647,538	491,442	156,096	32%
Amortization expense	121,632	118,875	2,757	2%
Other operating expenses	68,356	46,472	21,884	47%
Income before provision for income taxes	587,924	849,981	(262,057)	-31%
Provision for income taxes	329,938	200,078	129,860	655
Net income	$257,986	$649,903	(391,917)	-60%

Other comprehensive income
Gain/(loss) on foreign currency translation	136,254	150,482	(14,228)	-9%
Total comprehensive income	$394,240	$800,385	(406,145)	-51%

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

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2012, was $3,520,248, representing a decrease of $1,059,941, from previous cash balance of $4,580,189 as of May 31, 2011.

Cash Flow (before effect of exchange rate changes).

	Fiscal year ended May 31,
	2012	2011	+/-	% changes
Net cash provided by operating activities	$995,346	$1,260,356	(265,010)	-21%
Net cash used in investing activities	$(2,092,656)	$(1,065,341)	1,027,315	96%
Net cash (used in)/provided from financing activities	$(24,690)	$(25,361)	(671)	-3%
Net (decrease)/increase in cash and cash equivalents (before effect on exchange rate changes)	(1,122,000)	169,654	(1,291,654)	N/A

Net cash provided by operations during the fiscal year ended May 31, 2012 amounted to $995,346 as compared to net cash used in operations of $1,260,356 in the same period of FY2011, a decrease of 21% as a result of operating expenses increase.

Net cashflow used in investing activities for the fiscal year ended May 31, 2012 amounted to $2,092,656 mainly aroused from intercompany advances..

There was net cash used in financing activities for the year ended May 31, 2012 total $24,690 represented by movement in intercompany balances.  In the same period of FY2011, the amount was $25,361 of the same nature.

Working Capital

Our working capital was $1,335,037 at May 31, 2012, decrease of 43% as compared to last year. The largest current asset comprises cash and cash equivalent total $3,520,248 or represents 77% of total current assets. This is because the core businesses of Redtone are prepaid in nature.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

•	☐Persuasive evidence of an arrangement exists,
•	☐Delivery has occurred or services have been rendered,
•	☐The seller’s price to the buyer is fixed or determinable, and
•	☐Collectability is reasonably assured

Revenue Recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follow:
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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of May 31, 2012, the end of the year covered by this Form 10-K, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of May 31, 2012, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

▪SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	Sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2012	-0-	-0-	-0-	-0-
Director, CEO	2011	-0-	-0-	-0-	-0-

Bik Soon, Lau	2012	-0-	-0-	-0-	-0-
Director	2011	-0-	-0-	-0-	-0-

Zainal Amanshah Bin Zainal	2012	-0-	-0-	-0-
Director, Former Director	2011	-0-	-0-	-0-	-0-

Chee Keong, Lee	2012	52,157	-0-	22,203	-0-
Former CFO	2011	-0-	-0-	-0-	-0-

Hui Nooi, Ng	2012	8,503	-0-	-0-	-0-
CFO	2011	-0-	-0-	-0-	-0-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen and Associates CPA’s Inc. has served as the Company’s principal accountant since September 8, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2012	2011
Audit Fees	$50,500	55,500

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	50,500	55,500

•	Audit Fees.

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

Board of Directors
Redtone Asia, Inc. and Subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Redtone Asia, Inc. and subsidiaries (formerly Hotgate Technology, Inc. (the Company) as of May 31, 2012 and 2011 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended May 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of May 31, 2012 and 2011, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
August 29, 2012
Salt Lake City, Utah

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

F-6

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

Weighted average number of shares for the year ended May 31, 2012 is 282,315,325 shares. The calculation of weighted average number of shares for the year ended May 31, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At June 1, 2010	269,168,128	269,168,128
Issuance of shares on October 25, 2010 to satisfied debts to Redtone International Berhad	13,147,197	7,852,298

At May 31, 2011	282,315,325	277,020,426

NOTE 16 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:

	2012	2011
Revenues from:
Telecommunications	$8,141,830	$5,374,884
Prepaid business solution	281,219	90,680
	8,423,049	5,465,564

Segment (loss)/profit from:
Telecommunications	$945,927	$932,957
Prepaid business solution	(358,003)	(36,504)
	587,924	896,453

Depreciation and amortization expenses:
Telecommunications	$575,361	$578,874
Prepaid business solution	193,809	31,443
	769,170	610,317

Segment assets:
Telecommunications	$10,419,344	$11,749,220
Prepaid business solution	3,689,951	867,645
Eliminations	(1,295,933)	-
	12,813,362	12,616,865

Capital expenditure
Telecommunications	$13,701	$52,533
Prepaid business solution	-	-

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

REDTONE ASIA, INC.

Dated: August 31, 2012	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	August 31, 2012
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	August 31, 2012

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	August 31, 2012