Form 10-K/A
period 2012-05-31
REDtone Asia Inc
filed 2012-09-04
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2
Amendment No. 2
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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Explanatory Note

This Amendment No. 2 on Form 10-K/A-2 amends the registrant’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended May 31, 2012  as filed with the Securities and Exchange Commission by the registrant on August 29, 2012, and August 31, 2012 respectively. This Amendment is filed to reflect the correct name of the registrants’  Chief Financial Officer, Hui Nooi Ng as listed under Item 15.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

REDTONE ASIA, INC.

Dated: September 4, 2012	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	September 4, 2012
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	September 4, 2012

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	September 4, 2012