Form 10-Q
period 2012-10-10
REDtone Asia Inc
filed 2012-10-15
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-129388

REDTONE ASIA, INC. (Exact Name of Small Business Issuer as Specified in its Charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	71-098116 (I.R.S. Tax I.D. No.)
Unit 15A, Plaza Sanhe, No. 121 Yanping Road, JingAn District 200042 Shanghai, PRC (Address of Principal Executive Offices)
(86) 61032230 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

As of Quarter Ended August 31, 2012 (unaudited)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of August 31, 2012 (unaudited) and May 31, 2012 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended August 31, 2012 and August 31，2011 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended August 31, 2012 and August 31，2011	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,250,611	$3,520,248
Inventories	22,627	18,385
Accounts receivable	938,225	633,009
Tax recoverable	22,754	22,755
Other receivables and deposits	437,399	383,443
Total current assets	4,671,616	4,577,840

Property, plant and equipment, net	2,207,286	2,367,320
Intangible assets, net	1,652,737	1,680,972
Available-for-sale investment	315,676	315,689
Amount due from a related company	3,338,275	3,261,155
Goodwill	610,386	610,386

Total assets	$12,795,976	$12,813,362

Liabilities and stockholders’ equity
Liabilities
Current Liabilities
Deferred income	$1,054,510	$1,423,566
Accounts payable	1,121,512	715,078
Accrued expenses and other payables	571,158	576,331
Amount due to a related company	77,181	77,128
Taxes payable	490,001	450,700
Total current liabilities	3,314,362	3,242,803

Deferred tax liabilities	30,016	33,604

Total liabilities	3,344,378	3,276,407

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	958,131	1,045,811
Accumulated other comprehensive income	738,342	736,019

Total stockholders’ equity	9,451,598	9,536,955

Total liabilities and stockholders’ equity	$12,795,976	$12,813,362

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended August 31, 2012	Three months ended August 31, 2011

Revenue	$2,101,395	$1,153,692
Other income and gains	17,582	37,688
Service costs	(1,461,609)	(439,867)
Administrative expenses	(315,852)	(285,317)
Personnel cost	(224,350)	(259,225)
Depreciation expense	(161,054)	(161,333)
Amortization expense	(29,544)	(29,403)

(Loss)/income before provision for income taxes	(73,432)	16,235

Provision for income taxes	(14,248)	(48,845)

Net loss for the period	$(87,680)	$(32,610)

Other comprehensive income
Gain on foreign currency translation	2,323	83,398

Total comprehensive (loss)/ income	$(85,357)	$50,788

Net income per share, basic and diluted	$0.00	$0.00

Weighted average number of shares	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended August 31, 2012	Three months ended August 31, 2011

Cash flows from operating activities
Net loss for the period	$(87,680)	$(32,610)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Deferred tax	(3,598)	(3,281)
Amortization expense	29,544	29,403
Depreciation expense	161,054	161,333
Loss on property, plant & equipment written-off	154	-

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(305,216)	453,382

Increase in inventories	(4,242)	(21)
(Increase)/decrease in other receivables and deposits	(53,956)	136,708
Decrease in tax recoverable	1	61,532
(Decrease)/increase in deferred income	(369,056)	526,727
Increase/(decrease) in accounts payable	406,434	(767,142)
Increase in taxes payable	39,301	38,497
Decrease in accrued liabilities and other payables	(5,173)	(243,434)

Net cash (used in)/provided by operating activities	$(192,433)	361,094

Cash flows from investing activities
Purchase of property, plant and equipment	(742)	(61,876)
Purchase of available-for-sale investment	-	(319,115)
Increase in amount due from a related company	(77,120)	(580,174)

Net cash used in investing activities	$(77,862)	(961,165)

Cash flows from financing activities
Increase/(decrease) in amount due to related companies	53	(34,826)

Net cash provided by/(used in) financing activities	$53	(34,826)

Net decrease in cash and cash equivalents	(270,242)	(634,897)

Effect of exchange rate changes on cash and cash equivalents	605	95,373

Cash and cash equivalents at beginning of period	3,520,248	4,580,189

Cash and cash equivalents at end of period	$3,250,611	4,040,665

Cash paid for interest	$--	--
Cash paid for income taxes	1,590	2,217

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2012

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in The People’s Republic of China (“PRC”). The principal activities of the Company are that of a Telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as prepaid mobile air-time top up.

On March 25, 2011, Hotgate Technology, Inc. changed its name from Hotgate Technology, Inc. to REDtone Asia, Inc. and has a trading symbol on the OTCBB as “RTAS.”

As of August 31, 2012, details of the Company’s major subsidiaries are as follows:

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

# - Variable interest entities. See also Footnote 14.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2012 and August 31, 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2012, the results of its operations and cash flows for the three months ended August 31, 2012 and August 31, 2011.

The results of operations for the three months ended August 31, 2012 are not necessarily indicative of the results for a full year period.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2012 and August 31, 2011, there were no dilutive securities outstanding.

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

	August 31, 2012	May 31, 2012	August 31, 2011
Year end RMB : US$ exchange rate	0.1578	0.1578	0.1544
Average yearly RMB : US$ exchange rate	0.1584	0.1585	0.1567
Year end HK$ : US$ exchange rate	0.1289	0.1288	0.1283
Average yearly HK$ : US$ exchange rate	0.1289	0.1288	0.1283

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

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	August 31, 2012	May 31, 2012

Cash and bank	$931,970	$868,462
Fixed deposits	2,318,641	2,651,786
Total	$3,250,611	$3,520,248

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	August 31,2012	May 31, 2012

Investment in trust funds	$315,676	$315,689
Total	$315,676	$315,689

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates are summarized as follows:

	August 31,2012	May 31, 2012

Deposits	$181,503	$117,718
Other receivables	255,896	265,725
Total	$437,399	$383,443

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	August 31, 2012	May 31, 2012
At cost:
Computer and software	$553,658	$553,680
Telecommunication equipment	4,895,410	4,895,607
Furniture, fixtures and equipment	212,905	213,144
Motor vehicles	32,515	32,516
Leasehold improvement	34,660	33,912
	5,729,148	5,728,859

Less: Accumulated depreciation	(3,521,862)	(3,361,539)
Property, plant and equipment, net	$2,207,286	$2,367,320

Depreciation expense for the three months ended August 31, 2012 and August 31, 2011 amounted to $161,054 and $161,333, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	August 31, 2012	May 31, 2012
At cost:
Licenses and software	$2,280,194	$2,278,425
Less: Accumulated amortization	(627,457)	(597,453)
Intangible assets, net	$1,652,737	$1,680,972

Amortization expense for the three months ended August 31, 2012 and August 31, 2011 amounted to $29,544 and $29,403, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd. Pursuant to the reverse acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now a related company of Redtone Asia, both of which are subsidiaries of penultimate holding company by the name of Redtone International Berhad.

Amount due from a related company as of the balance sheet dates are summarized as follows:

	August 31, 2012	May 31, 2012
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,338,275	$3,261,155
	$3,338,275	$3,261,155

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

Amount due to a related company as of the balance sheet dates are summarized as follows:

	August 31, 2012	May 31, 2012
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$77,181	$77,128
	$77,181	$77,128

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	August 31,2012	May 31, 2012
Accrued expenses	$346,883	$373,129
Other payables	224,275	203,202
Total	$571,158	$576,331

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income and recorded as revenue in the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	August 31, 2012	May 31, 2012

Business tax payable	$170,184	$166,612
Income tax payable	300,072	283,880
Others	19,745	208
Total	$490,001	$450,700

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the three months ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Three months ended August 31, 2012	Three months ended August 31, 2011

Current – PRC income tax provision	17,846	52,126
Deferred income tax (income)/ provision	$(3,598)	$(3,281)

Total	$14,248	$48,845

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended August 31, 2012	Three months ended August 31, 2011

Income before provision for income taxes	(73,432)	16,235

Expected PRC income tax expense at statutory tax rate of 25%	$(18,358)	$4,059
Different tax rate for PRC/Hong Kong local authority	1,708	(11,995)
Expenses not deductible for tax	1,653	12,931
Utilization of tax loss brought forward	-	(15,388)
Tax loss not provided for deferred tax	29,245	59,238

Total	$14,248	$48,845

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

During three months ended August 31, 2012, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	August 31, 2012	May 31, 2012
Assets
Cash and cash equivalents	$2,197,038	$3,466,743
Inventories	22,627	18,385
Accounts receivable	938,225	633,009
Tax recoverable	22,754	22,755
Other receivables and deposits	289,714	237,490
Goodwill	610,386	610,386
Property, plant and equipment, net	400,547	454,875
Total assets (not include amount due from intra-group companies)	$4,481,291	$5,443,643

Liabilities
Deferred income	$1,072,169	$1,441,347
Accounts payable	1,101,045	694,626
Accrued expenses and other payables	454,989	467,2465
Tax payables	59,553	44,424
Total liabilities	$2,686,756	$2,647,643

The statements of income of the consolidated VIEs for the three months ended August 31, 2012 and August 31, 2011 are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended August 31, 2012	Three months ended August 31, 2011

Revenue	$1,961,932	$963,045
Other income and gains	(3,071)	19,663
Service costs	(1,460,892)	(365,126)
Administrative and other expenses	(134,617)	(234,347)
Personnel cost	(181,555)	(229,031)
Depreciation expense	(55,049)	(54,429)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	126,748	99,775
Provision for income taxes	(3,303)	(2,266)
Net income	$123,445	$97,509

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

Year-to-date Results of Operations

Year-to-date Results for Three-month period ended August 31, 2012 as Compared to period ended August 31, 2011

The following table summarizes the results of our operations during the three-month periods ended August 31, 2012 and August 31，2011, and associated percentage changes for comparisons purposes.

	Three months ended
	August 31, 2012	August 31, 2011	+/-	% changes

Revenue	$2,101,395	$1,153,692	947,703	82%

Other income and gains	17,582	37,688	(20,106)	(53%)

Service costs	(1,461,609)	(439,867)	1,021,742	232%

Personnel cost	(224,350)	(259,225)	(34,875)	(13%)

Depreciation expense	(161,054)	(161,333)	(279)	0%

Amortization expense	(29,544)	(29,403)	141	3%

Administrative and other expenses	(315,852)	(285,317)	30,535	11%

(Loss)/ Income before provision for income taxes	(73,432)	16,235	(89,667)	(552%)

Provision for income taxes	(14,248)	(48,845)	(34,597)	(71%)

Net loss	$(87,680)	$(32,610)	55,070	169%

Revenues

The Company generated revenue of $2,101,395 in the first 3 months of the fiscal year ending May 31, 2013, representing an 82% increase as compared with the preceding year’s corresponding quarters. The increase is mainly due to new settlement basis with key partner China Tie Tong (“CTT”) in the consumer call business.  With the new settlement basis, the Company is further charging server equipment rental cost and commission to CTT.

Service Costs

Service costs increased by $1,021,742 or 232% in the first three months in fiscal year 2013. The increase margin is higher due to we have not optimized our cost structures, we therefore have to incur some sunk costs which cannot be avoided.

Personnel costs

Personnel expenses totaled $224,350, representing a 13% reduced or $34,875 as compared to the preceding year’s corresponding quarters.  The reduced is mainly due to exclusion of headcount in JiaMao. The said company has ceased its operation in May 2012.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $190,598, consistent to the preceding year’s corresponding quarter.

Administrative and other expenses

General and administrative expenses totaled $315,852 representing an increase of 11% or $30,535 as compared to the preceding year’s corresponding quarters. The increase is mainly due to higher entertainment and business development expenses in order to secure the newly developed business.

 Income before provision for income tax

Loss before provision for income tax totaled $73,432, representing a 552% decreased as compared to the preceding year’s corresponding quarters. This decrease is mainly due to an increase in service costs and higher operating expenses in the current quarter.

Provision for taxes

Provision for taxes made for the first three months was $14,248 due to lower operating profit for the current quarter.

Liquidity and Capital Resources

Cash

Our cash balance at August 31, 2012 was $3,250,611, representing a decrease of $269,637 compared to our cash balance of $3,520,248 at May 31, 2012.

Cash Flow

	Three months ended August 31,
	August 31, 2012	August 31, 2011	+/-	% Changes
Net cash provided by operating activities	$(192,433)	$361,094	(553,527)	N/A
Net cash used in investing activities	$(77,862)	$(961,165)	883,303	92%
Net cash used in financing activities	$53	$(34,826)	34,879	N/A
Net (decrease)/increase in cash and cash equivalents	(270,242)	(634,897)	364,655	57%

Cash outflows from operations during the three months ended August 31, 2012 amounted to $192,433 as compared to cash inflow of $361,094 in the same period of 2011.

Our cash outflows in investing activities during the three months ended August 31, 2012 amounted to $77,862 as compared to cash outflows of $961,165 for the same period in 2011. The increase in cash outflow in the investing activities for the first three months in the preceding current quarter was primarily due to higher advances made to the holding company as well as higher investment in trust Fund in the preceding current quarter

The Company has cash outflows of $34,826 from financing activities for the three months ended August 31, 2011.   The cash flow changes for these two periods are mainly due to the repayment of amount due to related parties in the preceding current quarter. The Company inter-company transactions is maintained at a very minimum level in this current quarter.

Working Capital

Our working capital recorded a surplus of $1,357,254 as of August 31, 2012.  This marginal increase in working capital is mainly due to the increase in accounts receivable and decrease in cash and cash equivalents.

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

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2012, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2012, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended August 31, 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2012.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 9, 2012, the date the financial statements were issued.

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

Dated: October 11, 2012	REDtone Asia, Inc.	Dated: October 11, 2012	REDtone Asia, Inc.
By:	/s/	By:	/s/
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)