Form 10-Q
period 2012-11-30
REDtone Asia Inc
filed 2013-01-17
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.
(Previously known as Hotgate Technology, Inc.)

As of Quarter Ended November 30, 2012 (unaudited)

Condensed Consolidated Balance Sheet as of November 30, 2012 (unaudited) and May 31, 2012 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six months ended November 30, 2012 and November 30，2011 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six months ended November 30, 2012 and November 30，2011	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,386,374	$3,520,248
Inventories	10,462	18,385
Accounts receivable	659,131	633,009
Tax recoverable	22,974	22,755
Other receivables and deposits	1,038,357	383,443
Total current assets	5,117,298	4,577,840

Property, plant and equipment, net	2,059,780	2,367,320
Intangible assets, net	1,622,677	1,680,972
Available-for-sale investment	318,733	315,689
Amount due from a related company	3,356,476	3,261,155
Goodwill	610,386	610,386

Total assets	$13,085,350	$12,813,362

Liabilities and stockholders’ equity
Liabilities
Current Liabilities
Deferred income	$1,144,514	$1,423,566
Accounts payable	1,188,073	715,078
Accrued expenses and other payables	546,404	576,331
Amount due to a related company	92,326	77,128
Taxes payable	567,958	450,700
Total current liabilities	3,539,275	3,242,803

Deferred tax liabilities	26,686	33,604

Total liabilities	3,565,961	3,276,407

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	968,600	1,045,811
Accumulated other comprehensive income	795,664	736,019

Total stockholders’ equity	9,519,389	9,536,955

Total liabilities and stockholders’ equity	$13,085,350	$12,813,362

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Revenue	$1,511,465	$3,032,897	$3,612,860	$4,186,589

Other income and gains	60,714	30,929	78,296	68,617

Service costs	(946,135)	(2,130,938)	(2,407,744)	(2,570,805)

Personnel cost	(204,861)	(264,951)	(429,211)	(524,176)

Depreciation expense	(161,343)	(163,353)	(322,397)	(324,686)

Amortization expense	(31,340)	(31,267)	(60,884)	(60,670)

Administrative and other expenses	(143,354)	(328,775)	(459,206)	(614,092)

Income before provision for income taxes	85,146	144,542	11,714	160,777

Provision for income taxes	(74,677)	(72,237)	(88,925)	(121,082)

Net income/(loss)	$10,469	$72,305	$(77,211)	$39,695

Other comprehensive income
Gain on foreign currency translation	57,322	6,674	59,645	90,072

Total comprehensive income/(loss)	$67,791	$78,979	$(17,566)	$129,767

Net income/(loss) per share, basic and diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended November 30,
	2012	2011

Cash flows from operating activities
Net income	$(77,211)	$39,695
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Deferred tax	(7,204)	(9,700)
Amortization expense	60,884	60,670
Depreciation expense	322,397	324,686
Loss on disposal of property, plant and equipment	5,807	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(26,122)	518,952
Decrease in inventories	7,923	70
(Increase)/decrease in other receivables and deposits	(654,914)	95,416
(Increase)/decrease in tax recoverable	(219)	61,517
(Decrease)/increase in deferred income	(279,052)	25,149
Increase/(decrease) in accounts payable	472,995	(381,510)
Increase in tax payables	117,258	146,159
(Decrease)/increase in accrued liabilities and other payables	(29,927)	62,018

Net cash (used in)/provided by operating activities	$(87,385)	$943,122

Cash flows from investing activities
Purchase of property, plant and equipment	(742)	(69,064)
Proceeds from disposal of property, plant and equipment	12,599	-
Increase in amount due from a related company	(95,321)	(1,533,188)
Purchase of available-for-sale investment	-	(790,361)

Net cash used in investing activities	$(83,464)	$(2,392,613)

Cash flows from financing activities
Increase/(decrease) in amount due to related companies	15,198	(24,951)

Net cash provided by/(used in) financing activities	$15,198	$(24,951)

Net decrease in cash and cash equivalents	(155,651)	(1,474,442)

Effect of exchange rate changes on cash and cash equivalents	21,777	101,435

Cash and cash equivalents at beginning of period	3,520,248	4,580,189

Cash and cash equivalents at end of period	$3,386,374	$3,207,182

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$8,772

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2012

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

As of November 30, 2012, details of the Company’s major subsidiaries are as follows:

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

# - Variable interest entities. See also Footnote 14.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and six months ended November 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of November 30, 2012, the results of its operations and cash flows for the three months and six months ended November 30, 2012 and 2011.

The results of operations for the three months and six months ended November 30, 2012 are not necessarily indicative of the results for a full year period.

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

	November 30, 2012	May 31, 2012	November 30, 2011
Year end RMB : US$ exchange rate	0.1594	0.1578	0.1570
Average yearly RMB : US$ exchange rate	0.1585	0.1585	0.1576
Year end HK$ : US$ exchange rate	0.1290	0.1288	0.1283
Average yearly HK$ : US$ exchange rate	0.1290	0.1288	0.1285

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

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	November 30, 2012	May 31, 2012

Cash and bank	$559,211	$868,462
Fixed deposits	2,827,163	2,651,786
Total	$3,386,374	$3,520,248

As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	November 30,2012	May 31, 2012

Investment in trust funds	$318,733	$315,689
Total	$318,733	$315,689

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates are summarized as follows:

	November 30,2012	May 31, 2012

Deposits	$275,927	$117,718
Other receivables	762,430	265,725
Total	$1,038,357	$383,443

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012
At cost:
Computer and software	$559,020	$553,680
Telecommunication equipment	4,942,818	4,895,607
Furniture, fixtures and equipment	202,316	213,144
Motor vehicles	32,829	32,516
Leasehold improvement	34,900	33,912
	5,771,883	5,728,859

Less: Accumulated depreciation	(3,712,103)	(3,361,539)
Property, plant and equipment, net	$2,059,780	$2,367,320

Depreciation expense for the six months ended November 30, 2012 and 2011 amounted to $322,397 and $324,686, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012
At cost:
Licenses and software	$2,281,963	$2,278,425
Less: Accumulated amortization	(659,286)	(597,453)
Intangible assets, net	$1,622,677	$1,680,972

Amortization expense for the six months ended November 30, 2012 and 2011 amounted to $60,884 and $60,670, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd. Pursuant to the reverse acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now a related company of Redtone Asia, both of which are subsidiaries of penultimate holding company by the name of Redtone International Berhad.

Amount due from a related company as of the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,356,476	$3,261,155
	$3,356,476	$3,261,155

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

Amount due to a related company as of the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$92,326	$77,128
	$92,326	$77,128

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012
Accrued expenses	$344,950	$373,129
Other payables	201,454	203,202
Total	$546,404	$576,331

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income and recorded as revenue in the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2012	May 31, 2012

Business tax payable	$164,038	$166,612
Income tax payable	381,487	283,880
Others	22,433	208
Total	$567,958	$450,700

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the six months ended November 30, 2012 and 2011 are summarized as follows:

	Six months ended November 30, 2012	Six months ended November 30, 2011

Current – PRC income tax provision	$96,129	$130,782
Deferred income tax (income)/ provision	(7,204)	(9,700)
Total	$88,925	$121,082

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended November 30, 2012	Six months ended November 30, 2011

Income before provision for income taxes	11,714	160,777

Expected PRC income tax expense at statutory tax rate of 25%	$2,929	$40,194
Different tax rate for PRC/Hong Kong local authority	5,682	(11,754)
Expenses not deductible for tax	1,317	15,468
Utilization of tax loss brought forward	-	(9,380)
Tax loss not provided for deferred tax	78,997	86,554

Actual tax expense	$88,925	$121,082

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

During six months ended November 30, 2012, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	November 30, 2012	May 31, 2012
Assets
Cash and cash equivalents	$2,127,439	$3,466,743
Inventories	10,462	18,385
Accounts receivable	659,131	633,009
Tax recoverable	22,974	22,755
Other receivables and deposits	890,054	237,490
Goodwill	610,386	610,386
Property, plant and equipment, net	342,179	454,875
Total assets (not include amount due from intra-group companies)	$4,662,625	$5,443,643

Liabilities
Deferred income	$1,162,052	$1,441,347
Accounts payable	1,167,590	694,626
Accrued expenses and other payables	423,122	467,246
Tax payables	100,322	44,424
Total liabilities	$2,853,086	$2,647,643

The statements of income of the consolidated VIEs for the six months ended November 30, 2012 and 2011 are as follows, and are included in the consolidated statements of income of the Company:

	Six months ended November 30, 2012	Six months ended November 30, 2011

Revenue	$3,333,155	$3,827,643
Other income and gains	45,359	45,321
Service costs	(2,391,397)	(2,484,147)
Administrative and other expenses	(195,650)	(425,885)
Personnel cost	(353,123)	(458,475)
Depreciation expense	(110,273)	(109,678)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	328,071	394,779
Provision for income taxes	(53,238)	(14,366)
Net income	$274,833	$380,413

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has a total of 300,000,000 shares of common shares authorized at US$0.0001 par value. As of the balance sheet dates, 282,315,325 shares were issued and outstanding, respectively.

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

Year-to-date Results of Operations

Year-to-date Results for Six-month period ended November 30, 2012 as Compared to period ended November 30, 2011

The following table summarizes the results of our operations during the six-month periods ended November 30, 2012 and November 30，2011, and associated percentage changes for comparisons purposes.

	6-month ended
	Nov 30, 2012	Nov 30, 2011	+/-	% changes

Revenue	$3,612,860	$4,186,589	(573,729)	-14%

Other income and gains	78,296	68,617	9,679	14%

Service costs	(2,407,744)	(2,570,805)	163,061	-6%

Personnel cost	(429,211)	(524,176)	94,965	-18%

Depreciation expense	(322,397)	(324,686)	2,289	-1%

Amortization expense	(60,884)	(60,670)	(214)	0%

Administrative and other expenses	(459,206)	(614,092)	154,886	-25%

Income before provision for income taxes	11,714	160,777	(149,063)	-93%

Provision for income taxes	(88,925)	(121,082)	32,157	-27%

Net loss/ gain	$(77,211)	$39,695	(116,906)	-295%

Revenues

The Company generated revenue of $3,612,860 in the first 6 months of the fiscal year ending May 31, 2013, this represents a 14% decrease in revenue as compared to the preceding year’s corresponding period. This is the first drop since the Company embarked on the discounted call services business in year 2008. The reasons for the decrease in the revenue are mainly due to:
(i)	Intense price competition from the Telecommunication market; and
(ii)	Change of business strategy in QBA

Service Costs

Service costs reduced by $163,061 or 6% in the first six months of the fiscal year 2013. The lower margins are caused by the fixed monthly sunk costs.

Personnel costs

Personnel expenses totaled $429,211, represent an 18% or $94,965 reduction as compared to the preceding year’s corresponding period, mainly due to workforce reduction.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $383,281, marginally reduction compared to the preceding year’s corresponding period.

Administrative and other expenses

General and administrative expenses totaled $459,206 represents a decrease of 25% or $154,886 as compared to the preceding year’s corresponding period.  QBA’s office is relocated to HQ’s building and this resulted in a reduction in total office expenses.

Provision for taxes

Provision for taxes made for the first six months is $88,925

Quarterly Results of Operations

2nd Quarter Results for period ended November 30, 2012 as Compared to period ended November 30, 2011

The following table summarizes the 2nd quarter results of our operations during the three month periods ended November 30, 2012 and November 30，2011, and associated percentage changes for comparisons purposes.

	Three months ended
	Nov 30, 2012	Nov 30, 2011	+/-	% changes

Revenue	$1,511,465	$3,032,897	$(1,521,432)	-50%

Other income and gains	60,714	30,929	29,785	96%

Service costs	(946,135)	(2,130,938)	1,184,803	-56%

Personnel cost	(204,861)	(264,951)	60,090	-23%

Depreciation expense	(161,343)	(163,353)	2,010	-1%

Amortization expense	(31,340)	(31,267)	(73)	0%

Administrative and other expenses	(143,354)	(328,775)	185,421	-56%

Income before provision for income taxes	85,146	144,542	(59,396)	-41%

Provision for income taxes	(74,677)	(72,237)	(2,440)	3%

Net gain	$10,469	$72,305	$(61,836)	-86%

Revenues

The Company generated revenue of $1,511,465 in the second quarter of the fiscal year ending May 31, 2013, represents a 50% decrease as compared to the preceding year’s corresponding quarters. This is the first drop since the Company embarked on the discounted call services business in year 2008. The reasons for the decrease in the revenue are mainly due to:

(i)           intense price competition in Telecommunication market; and
(ii)           Change of business strategy in QBA

Service Costs

Service costs reduced by $1,184,803 or 56% in the second quarter of the fiscal year 2013. The decrease is in parallel with the drop in revenue.

Personnel costs

Personnel expenses totaled $204,861, represents a 23% or $60,090 reduction as compared to the preceding year’s corresponding quarters, mainly due to workforce reduction.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $192,683, marginally reduction compared to the preceding year’s corresponding quarter.

Administrative and other expenses

General and administrative expenses totaled $143,354 represents a decrease of 56% or $185,421 as compared to the preceding year’s corresponding quarters. QBA’s office is relocated to HQ’s building and this resulted in a reduction in total office expenses.

Provision for taxes

Provision for taxes made for the current quarter was $74,677.

Liquidity and Capital Resources

Cash

Our cash balance at November 30, 2012 was $3,386,374, representing a decrease of $133,874 compared to our cash balance of $3,520,248 at May 31, 2012.

Cash Flow

	Six months ended
	Nov, 30 2012	Nov, 30 2011	+/-	% Changes
Net cash (used in)/provided by operating activities	$(87,385)	$943,122	(1,030,507)	N/A
Net cash used in investing activities	$(83,464)	$(2,392,613)	2,309,149	-97%
Net cash provided by/(used in) financing activities	$15,198	$(24,951)	40,149	N/A
Net decrease in cash and cash equivalents (before effect of exchange rate changes on cash and cash equivalents)	(155,651)	(1,474,442)	1,318,791	-89%

Cash outflows from operations during the six months ended November 30, 2012 amounted to $87,385 as compared to cash inflow of $943,122 in the same period of 2011.

Our cash outflows in investing activities during the six months ended November 301, 2012 amounted to $83,464 as compared to cash outflows of $2,392,613 for the same period in 2011. The increase in cash outflow in the investing activities for the first six months in the preceding current quarter was primarily due to higher advances made to the holding company as well as higher investment in trust Fund in the preceding current quarter

The Company has cash inflows of $15,198 from financing activities for the six months ended November 30, 2012.   The cash flow changes for these two periods are mainly due to the repayment of amount due to related parties in the current quarter.

Working Capital

Our working capital recorded a surplus of $1,578,022 as of November 30, 2012.  This marginal increase in working capital is mainly due to the increase in accounts receivable and decrease in cash and cash equivalents.

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

ITEM 4T.    CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of November 30, 2012, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2012, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended November 30, 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2012.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 13, 2012, the date the financial statements were issued.

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

Dated: January 13, 2013	REDtone Asia, Inc.	Dated: January 13, 2013	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)