Form 10-Q
period 2013-02-28
REDtone Asia Inc
filed 2013-04-22
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐   No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended February 28, 2013 (unaudited)

Condensed Consolidated Balance Sheet as of February 28, 2013 (unaudited) and May 31, 2012 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months and Nine months ended February 28, 2013 and February 29，2012 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine months ended February 28, 2013 and February 29，2012	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$4,108,534	$3,520,248
Inventories	10,451	18,385
Accounts receivable	758,872	633,009
Tax recoverable	22,950	22,755
Other receivables and deposits	1,173,402	383,443
Total current assets	6,074,209	4,577,840

Property, plant and equipment, net	1,992,311	2,367,320
Intangible assets, net	1,591,114	1,680,972
Available-for-sale investment	-	315,689
Amount due from a related company	3,275,847	3,261,155
Goodwill	610,386	610,386

Total assets	$13,543,867	$12,813,362

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,064,872	$1,423,566
Accounts payable	1,571,247	715,078
Accrued expenses and other payables	623,516	576,331
Amount due to a related company	92,268	77,128
Taxes payable	591,406	450,700
Total current liabilities	3,943,309	3,242,803

Deferred tax liabilities	23,040	33,604

Total liabilities	3,966,349	3,276,407

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,034,504	1,045,811
Accumulated other comprehensive income	787,889	736,019

Total stockholders’ equity	9,577,518	9,536,955

Total liabilities and stockholders’ equity	$13,543,867	$12,813,362

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended February 28,	Three months ended February 29,	Nine months ended February 28,	Nine months ended February 29,
	2013	2012	2013	2012

Revenue	$2,123,478	$2,408,092	$5,736,338	$6,594,681

Other income and gains	55,946	104,412	134,242	173,029

Service costs	(1,484,462)	(1,408,761)	(3,892,206)	(3,979,566)

Personnel cost	(226,957)	(284,550)	(656,168)	(808,726)

Depreciation expense	(162,345)	(159,891)	(484,742)	(484,577)

Amortization expense	(30,447)	(30,675)	(91,331)	(91,345)

Administrative and other expenses	(131,844)	(283,098)	(591,050)	(897,190)

Income before provision for income taxes	143,369	345,529	155,083	506,306

Provision for income taxes	(77,465)	(126,764)	(166,390)	(247,846)

Net income/(loss)	$65,904	$218,765	$(11,307)	$258,460

Other comprehensive income
Gain on foreign currency translation	(7,775)	79,667	51,870	169,739

Total comprehensive income/(loss)	$58,129	$298,432	$40,563	$428,199

Net income/(loss) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended February 28,	Nine months ended February 29,
	2013	2012

Cash flows from operating activities
Net income	$(11,307)	$258,460
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Deferred tax	(10,821)	(20,301)
Amortization expense	91,331	91,345
Depreciation expense	484,742	484,577
Loss on disposal of property, plant and equipment	5,815	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(125,863)	409,643
Decrease/(increase) in inventories	7,934	(57)
(Increase)/decrease in other receivables and deposits	(789,959)	17,291
(Increase)/decrease in tax recoverable	(195)	60,966
Decrease in deferred income	(358,694)	(69,625)
Increase/(decrease) in accounts payable	856,169	(462,371)
Increase in tax payables	140,706	270,186
Increase in accrued liabilities and other payables	47,185	50,565

Net cash provided by operating activities	$337,043	$1,090,679

Cash flows from investing activities
Purchase of property, plant and equipment	(85,254)	(13,792)
Increase in amount due from a related company	(14,692)	-
Increase in time deposits with maturity term over three months but less than one year	-	-
Sale/(purchase) of available-for-sale investment	318,392	(2,232,361)

Net cash provided by/(used in) investing activities	$ [218,446 ]	$(2,246,153)

Cash flows from financing activities
Increase/(decrease) in amount due to related companies	15,140	(24,585)

Net cash provided by/(used in) financing activities	$15,140	$(24,585)

Net increase/(decrease) in cash and cash equivalents	570,629	(1,180,059)

Effect of exchange rate changes on cash and cash equivalents	17,657	68,666

Cash and cash equivalents at beginning of period	3,520,248	4,580,189

Cash and cash equivalents at end of period	$4,108,534	$3,468,796

Cash paid for interest	$-	$-

Cash paid for income taxes	$28,100	$30,804

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2013

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

As of February 28, 2013, details of the Company’s major subsidiaries are as follows:

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

# - Variable interest entities. See also Footnote 14.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and nine months ended February 28, 2013 and three months and nine months ended February 29, 2012, respectively, have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of February 28, 2013, the results of its operations and cash flows for the three months and nine months ended February 28, 2013 and 2012.

The results of operations for the three months and nine months ended February 28, 2013 are not necessarily indicative of the results for a full year period.

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

(d) Earning per share

A basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2013 and February 28, 2012, there were no dilutive securities outstanding.

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

	February 28, 2013	May 31, 2012	February 29, 2012
Year end RMB : US$ exchange rate	0.1587	0.1578	0.1589
Average yearly RMB : US$ exchange rate	0.1592	0.1585	0.1592
Year end HK$ : US$ exchange rate	0.1289	0.1288	0.1290
Average yearly HK$ : US$ exchange rate	0.1290	0.1288	0.1290

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

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	February 28, 2013	May 31, 2012

Cash and bank	$3,137,438	$868,462
Time deposits with maturity term of less than three months	971,096	2,651,786
	$4,108,534	$3,520,248
As of the balance sheet dates, the fixed deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	February 28,2013	May 31, 2012

Investment in trust funds	$-	$315,689
Total	$-	$315,689

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012

Deposits	$271,370	$117,718
Other receivables	902,032	265,725
Total	$1,173,402	$383,443

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012
At cost:
Computer and software	$558,576	$553,680
Telecommunication equipment	202,103	4,895,607
Furniture, fixtures and equipment	4,943,415	213,144
Motor vehicles	34,868	32,516
Leasehold improvement	123,855	33,912
	5,862,817	5,728,859

Less: Accumulated depreciation	(3,870,506)	(3,361,539)
Property, plant and equipment, net	$1,992,311	$2,367,320

Depreciation expense for the nine months ended February 28, 2013 and February 29, 2012 amounted to $484,742 and $484,577, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012
At cost:
Licenses and software	$2,280,372	$2,278,425
Less: Accumulated amortization	(689,258)	(597,453)
Intangible assets, net	$1,591,114	$1,680,972

Amortization expense for the nine months ended February 28, 2013 and February 29, 2012 amounted to $91,331 and $91,345, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd. Pursuant to the reverse acquisition by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now a related company of Redtone Asia, both of which are subsidiaries of penultimate holding company by the name of Redtone International Berhad.

Amount due from a related company as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,275,847	$3,261,155
	$3,275,847	$3,261,155

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and repayable on demand.

Amount due to a related company as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$92,268	$77,128
	$92,268	$77,128

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012
Accrued expenses	$327,080	$373,129
Other payables	296,436	203,202
Total	$623,516	$576,331

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income and recorded as revenue in the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 28,2013	May 31, 2012

Business tax payable	$133,108	$166,612
Income tax payable	435,849	283,880
Others	22,449	208
Total	$591,406	$450,700

Business tax represents PRC sales tax imposed upon the Company’s services provided in the PRC. Tax rates range from 3% to 5% depending on the nature of the taxable activities.

Income tax represents PRC income tax. The provision for PRC income tax is generally based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended February 28, 2013 and February 29, 2012 are summarized as follows:

	Nine months ended February 28, 2013	Nine months ended February 29, 2012

Current – PRC income tax provision	$177,211	$268,147
Deferred income tax income	(10,821)	(20,301)
Total	$166,390	$247,846

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended February 28, 2013	Nine months ended February 29, 2012

Income before provision for income taxes	155,083	506,306

Expected PRC income tax expense at statutory tax rate of 25%	$38,771	$126,577
Different tax rate for PRC/Hong Kong local authority	(3,167)	(20,516)
Expenses not deductible for tax	28,738	37,605
Utilization of tax loss brought forward		(4,335)
Tax loss not provided for deferred tax	102,048	108,515

Actual tax expense	$166,390	$247,846

(i) All PRC subsidiaries are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii) Hong Kong profits tax is calculated at 16.5% on assessable profits generated during the year/ VMS and Redtone China did not generate any assessable profits in Hong Kong during the nine months ended February 28, 2013 and February 29, 2012, respectively.

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

As of February 28, 2013, Nantong Jiatong, Hongsheng, Huitong, QBA and Jiamao were VIEs of the Company.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	February 28, 2013	May 31, 2012
Assets
Cash and cash equivalents	$2,039,586	$3,466,743
Inventories	10,451	18,385
Accounts receivable	758,872	633,009
Tax recoverable	22,950	22,755
Other receivables and deposits	1,024,701	237,490
Goodwill	610,386	610,386
Property, plant and equipment, net	292,622	454,875
Total assets (not include amount due from intra-group companies)	$4,759,568	$5,443,643

Liabilities
Deferred income	$1,082,519	$1,441,347
Accounts payable	1,550,778	694,626
Accrued expenses and other payables	509,837	467,246
Tax payables	11,812	44,424
Total liabilities	$3,154,946	$2,647,643

The statements of income of the consolidated VIEs for the nine months ended February 28, 2013 and February 29, 2012 are as follows, and are included in the consolidated statements of income of the Company:

	Nine months ended February 28, 2013	Nine months ended February 29, 2012

Revenue	$5,347,191	$6,079,597
Other income and gains	32,949	92,372
Service costs	(3,875,423)	(3,889,162)
Administrative and other expenses	(280,298)	(674,514)
Personnel cost	(538,180)	(692,676)
Depreciation expense	(164,736)	(166,439)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	521,503	749,178
Provision for income taxes	(28,136)	(52,166)
Net income	$493,367	$697,012

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

Year-to-date Results of Operations

Year-to-date Results for Nine-month period ended February 28, 2013 as Compared to period ended February 29, 2012

The following table summarizes the results of our operations during the nine-month periods ended February 280, 2013 and February 28，2012, and associated percentage changes for comparisons purposes.

	9-month ended
	Feb 28, 2013	Feb 29, 2012	+/-	% changes

Revenue	$5,736,338	$6,594,681	(858,343)	-13%

Other income and gains	134,242	173,029	(38,787)	-22%

Service costs	(3,892,206)	(3,979,566)	87,360	-2%

Personnel cost	(656,168)	(808,726)	152,558	-19%

Depreciation expense	(484,742)	(484,577)	(165)	0%

Amortization expense	(91,331)	(91,345)	14	0%

Administrative and other expenses	(591,050)	(897,190)	306,140	-34%

Income before provision for income taxes	155,083	506,306	(351,223)	-69%

Provision for income taxes	(166,390)	(247,846)	81,456	-33%

Net loss/ gain	$(11,307)	$258,460	(269,767)	-104%

Revenues

The Company generated revenue of $5,736,338 in the first 9 months of the fiscal year ending May 31, 2013, this represents a 13% decrease in revenue as compared to the preceding year’s corresponding period. This is the first drop since the Company embarked on the discounted call services business in year 2008. The reasons for the decrease in the revenue are mainly due to:
(i)	Intense price competition from the Telecommunication market; and
(ii)	Change of business strategy in QBA

Service Costs

Service costs increased by $75,701 or 5% in the third quarter of the fiscal year 2013. The lower margins are caused by the fixed monthly sunk costs.

Personnel costs

Personnel expenses totaled $656,168, represent a 19% or $152,558 reduction as compared to the preceding year’s corresponding period, mainly due to workforce reduction.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $576,073, marginally reduction compared to the preceding year’s corresponding period.

Administrative and other expenses

General and administrative expenses totaled $591,050 represents a decrease of 34% or $306,140 as compared to the preceding year’s corresponding period.  QBA’s office is relocated to HQ’s building and this resulted in a reduction in total office expenses.

Provision for taxes

Provision for taxes made for the first nine months is $166,390.

Quarterly Results of Operations

3rd  Quarter Results for period ended February 28, 2013 as Compared to period ended February 29, 2012

The following table summarizes the 3rd  quarter results of our operations during the three month periods ended February 28, 2013 and February 29，2012, and associated percentage changes for comparisons purposes.

	Three months ended
	Feb 28, 2013	Feb 29, 2012	+/-	% changes

Revenue	$2,123,478	$2,408,092	$(284,614)	-12%

Other income and gains	55,946	104,412	(48,466)	-46%

Service costs	(1,484,462)	(1,408,761)	(75,701)	5%

Personnel cost	(226,957)	(284,550)	57,593	-20%

Depreciation expense	(162,345)	(159,891)	(2,454)	2%

Amortization expense	(30,447)	(30,675)	228	-1%

Administrative and other expenses	(131,844)	(283,098)	151,254	-53%

Income before provision for income taxes	143,369	345,529	(202,160)	-59%

Provision for income taxes	(77,465)	(126,764)	49,299	-39%

Net loss/ gain	$65,904	$218,765	$(152,861)	-70%

Revenues

The Company generated revenue of $2,123,478 in the third quarter of the fiscal year ending May 31, 2013, represents a 12% decrease as compared to the preceding year’s corresponding quarters. The reasons for the decrease in the revenue are mainly due to:

(i)           intense price competition in Telecommunication market; and
(ii)           Change of business strategy in QBA

Service Costs

Service costs reduced by $1,484,462 or 5% in the third quarter of the fiscal year 2013. The decrease is in parallel with the drop in revenue.

Personnel costs

Personnel expenses totaled $226,957, represents a 20% or $57,593 reduction as compared to the preceding year’s corresponding quarters, mainly due to workforce reduction.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $192,792, marginally reduction compared to the preceding year’s corresponding quarter.

Administrative and other expenses

General and administrative expenses totaled $131,844 represents a decrease of 53% or $151,254 as compared to the preceding year’s corresponding quarters. QBA’s office is relocated to HQ’s building and this resulted in a reduction in total office expenses.

Provision for taxes

Provision for taxes made for the current quarter was $77,465.

Liquidity and Capital Resources

Cash

Our cash balance at February 28, 2013 was $4,108,534, representing an increase of $588,286 compared to our cash balance of $3,520,248 at May 31, 2012.

Cash Flow

	Nine months ended
	Feb, 28 2013	Feb, 29 2012	+/-	% Changes
Net cash (used in)/provided by operating activities	$337,043	$1,090,679	(753,636)	-69%
Net cash provided by (used in) investing activities	$218,446	$(2,246,153)	2,464,599	-110%
Net cash provided by/(used in) financing activities	$15,140	$(24,585)	39,725	162%
Net decrease in cash and cash equivalents (before effect of exchange rate changes on cash and cash equivalents)	570,629	(1,180,059)	1,750,688	-148%

Cash inflow from operations during the nine months ended February 28, 2013 amounted to $337,043 as compared to cash inflow of $1,090,679 in the same period of 2012.

Our cash inflows in investing activities during the nine months ended February 28, 2013 amounted to $218,446 as compared to cash outflows of $2,246,153 for the same period in 2012. The increase in cash inflow in the investing activities for the first nine months in the preceding current quarter was primarily due to the maturity of investment in trust Fund during the period.

The Company has cash inflows of $15,140 from financing activities for the nine months ended February 28, 2013.  The cash flow changes for these two periods are related to the aggregate changes in amount due to related parties.

Working Capital

Our working capital recorded a surplus of $2,130,900 as of February 28, 2013.  This marginal increase in working capital is mainly due to the increase in accounts receivable and cash and cash equivalents.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended February 28, 2013.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2013.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 15, 2013, the date the financial statements were issued.

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

Dated: April 15, 2013	REDtone Asia, Inc.	Dated: April 15, 2013	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)