Form 10-K
period 2013-05-31
REDtone Asia Inc
filed 2013-09-13
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recent fiscal year were $7,220,840.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2013 was $-0-.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

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

PART I

ITEM 1. BUSINESS

Historical Overview

As of May 31, 2013, details of the Company and its subsidiaries are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holdings

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%(1)	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%(1)	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%(1)	Marketing and distribution of products on the Internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100%(1)	Investment holdings

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100%(1)	Provision of prepaid shopping-card services in the PRC

(1) - Variable interest entities.  See also Footnote 14 in the Notes to the audited financials.

Business of the Issuer

Business Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom. We also are venturing into e-business, or an internet business as third party payment solution for e-commerce industry in China.

Products and Services

REDtone China offer the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile
4. Prepaid shopping card/ third party payment service providers

Competition

The telecommunications industry in China is dominated by three state-run corporations: China Telecom Corporation Limited, China Mobile Communications Corporation and China United Network Communications Group Co., Ltd, all of whom have 3G licenses and engaged fixed-line and mobile business in China.

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

(ii) Other Discounted Service Providers
The discounted service providers such as Super E-Secretary operate domestic calls and the tool to compete is to provide discount on long distance calls. This company, despite being a small player (less than 15% market share) in the Shanghai discounted consumer call market, may cause the price disruption when they compete on price aggressively.

(iii) Other Mobile air-time reload service providers
Other competitors like Smartpay, Defeng and YiQiao offers similar mobile air-time reload services in Shanghai. They entered into this reload services earlier than us but we command slightly better price advantage and better system support for paperless mobile reload in comparison with conventional paper-based reload model.

(iv) Other prepaid shopping card/ third party payment service providers.

Other competitors like Alipay, Tenpay and 99Bill offers similar third party payment services in China.

We believe our competitive advantage is derived from the following strengths

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

(b)	Superior Technology and Competent Technical Support

(c)	Innovation

Innovation embodied in all the products and services is the key to the competitive advantage of our operations. In addition, innovation also helps us to truly serve the needs of the customers and to provide value-added services and products to the customers.

Close communication with our front line resellers will enable us to gather market intelligence and assist us in strategy formulation that is relevant to market needs

(d)	Value Added Services

For the telecommunications services we provide, customers would also benefit from value added services in our convenient reload, customer care services and support, and e-billings..

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

Shanghai Hongsheng Net Telecommunication Co., Ltd. (“Hongsheng”), the subsidiary that carries out the telecommunication distribution services currently has a business license in connection with these services.  The business license is valid until November 28, 2026, and the Telecommunication Value-Adding Business Operating Permit is valid until November 5, 2013.  Both are subject to annual filings; however, the Company does not foresee any issue regarding renewal or material fees involved in the renewal.

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

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2013.

Number of Employees

Currently, we have our Chief Executive Officer to manage the Company. With the acquisition of REDtone China, as of May 31 2013, we had forty one (41) employees including nine (9) in the Management/ team, twenty two (22) in Research & Development, Customer Care, Sales and Marketing as well as Finance and Administrative, and balance of ten (10) in Technical supports. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related dispute recorded over the years.
.
ITEM 1A. RISK FACTORS

Risks Related to Our Business

Operational/Business Risk

We are principally involved in the provision of telecommunications services and solutions and office communication solutions. As such, we are subject to certain operational and business risk factors inherent in the telecommunications industry. The operational risks include, inter alia, changes in conditions such as deterioration in prevailing market conditions, changes in labor, increase in labor cost and raw material costs and continued supply of electricity which is essential for the smooth operations of its telecommunications network(s). The business risks include, inter alia, network disruption in respect of the provision of the telecommunications services and Although we seek to mitigate these operational and business risks through, inter-alia, efficient cost control, maintaining a diversified range of customers and suppliers, having good relationships with the customers, suppliers and employees of the Company and having contractual agreements for projects undertaken, there can be no assurance that any change to these factors will not have a material adverse effect on our business and financial performance.

Competition

We are in a very competitive and rapidly changing telecommunications industry and its future success will depend on its ability to increase its market share in its markets. As we are competing against well-established telecommunications companies that offer related services which including China Telecom, China Unicom and China Mobile on their pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. The increasing competition in this telecommunications industry has had, and is expected to continue to have, a significant impact on our business and financial performance. Competition is expected to increase with the emergence of new entrants into its markets. We believe that the provision of telecommunications services complemented with our innovative will provide the group with a competitive edge and differentiate us from its competitors.

Although we seek to mitigate these risks, there can be no assurance that our competitors will not develop technologies and products that are more effective than those developed by us. We have a very clear strategy to replicate the business in other provinces in China.

 Dependence on key personnel

The technology industry is a growing and fast-changing sector and management and operation of the business requires the employment of highly-skilled knowledge workers, whether in technology or non-technology related fields. Our management recognizes and believes that our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Executive Directors, Chief Executive Officers and key personnel. The labor market for skilled personnel in this field is highly competitive. We recognize that our success depends to a significant extent upon, amongst others, our ability to attract new personnel and retain its existing skilled personnel. We seek to mitigate this risk factor by offering its employees competitive salary/remuneration and benefits packages. There can be no assurance that the measurestaken will be successful and that any change in our existing skilled personnel will not have a material effect on our business and operations

Adverse Changes to the terms of business collaboration agreement with China TieTong

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of May 31, 2013, we had 282,315,325 outstanding shares of Common Stock, after the reverse stock split as disclosed in Item 9B(d).

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol “RTAS”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2013, we had approximately 49 shareholders of record.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from 1 June 2012 to the date of this report, there is no sale of  unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.   We also are venturing into e-business, or an internet business as third party payment solution for e-commerce industry in China.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

	12-month ended
	May 31, 2013	May 31, 2012	Increase/ (Decrease) from previous year

Revenue	$7,220,840	$8,423,049	(1,202,209)	-14%

Other income and gains	141,560	209,154	(67,594)	-32%

Service costs	(4,729,921)	(5,224,044)	494,123	9%

Personnel cost	(818,713)	(1,232,640)	413,927	34%

Provision for obsolete inventories	-	(31,703)	31,703	100%

Depreciation expense	(651,531)	(647,538)	(3,993)	-1%

Amortization expense	(121,632)	(121,632)	-	0%

Administrative and other expenses	(706,518)	(786,722)	80,204	10%

Income before provision for income taxes	334,085	587,924	(253,839)	-43%

Provision for income taxes	(284,680)	(329,938)	45,258	14%

Net gain	$49,405	$257,986	(208,581)	-81%

Other comprehensive income
Gain/(loss) on foreign currency translation	151,914	136,254

Total comprehensive income	$201,319	$394,240

Year ended May 31, 2013 compared to year ended May 31, 2012

Revenues.   Revenues from operations for the year ended May 31, 2013 of $7,220,840 reflected a decrease of $1,202,209 over the fiscal year ended May 31, 2012.  This is due to call traffics decrease in consumer voice business.

Other income and gains.  During the fiscal year ended May 31, 2013, the Company recorded other income and gains of $141,560, a decrease of $67,594 or 32% compared with last year.   Included in the other income are interest income from placement in financial products and incentives from local governments.

Service cost. Service costs from operations for the year ended May 31, 2013 of $4,729,921 reflected a decrease of $494,123 over the fiscal year ended May 31, 2012, consistent with the decrease in the revenue.

Administrative and other operating expenses.  The general and administrative expenses has reduced $80,204 or 10% to $706,518. The decrease was mainly due to some redundancy staffs lay off during the financial year as well as effective cost control over the administration..

Personnel expenses.  The personnel expenses have decreased 34% or $413,927 to $818,713 for the year ended May 31, 2013. The decrease was mainly due to some redundancy staffs lay off during the financial year.

Provision for obsolete inventories. During the year ended May 31, 2012 the Company has provided obsolete inventories of $31,703. There was no provision provided during the year ended May 31, 2013.

Depreciation and amortization expenses.   Depreciation and amortization stood at $651,531 and $121,632 respectively for the year ended May 31, 2013.

Income before provision for income taxes.  For the financial year under review, as the decrease in revenue, the net income before provision for income taxes has been lower at $334,085 as compared to $587,924 over the financial year 2012.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2013, was $5,479,091, representing an increase of $1,958,843, from previous cash balance of $3,520,248 as of May 31, 2012.

Cash Flow (before effect of exchange rate changes).

	Fiscal year ended May 31,
	2013	2012	+/-	% changes
Net cash provided by operating activities	$1,683,337	$998,245	685,092	68%
Net cash used in investing activities	$151,079	$(2,092,656)	2,243,735	107%
Net cash (used in)/provided from financing activities	$39,190	$(24,690)	63,880	258%
Net increase/(decrease) in cash and cash equivalents	1,873,606	(1,119,101)	2,992,707	267%

Net cash provided by operations during the fiscal year ended May 31, 2013 amounted to $1,683,337 as compared to net cash used in operations of $998,245 in the same period of FY2012, an increase of 68% as a result of operating expenses increase.

Net cash flow used in investing activities for the fiscal year ended May 31, 2013 amounted to $151,079 mainly aroused from uplift of our trust fund matured during the year..

There was net cash provided in financing activities for the year ended May 31, 2013 total $39,190 represented by aroused from intercompany advances.

Working Capital

Our working capital was a positive of $2,385,294 at May 31, 2013, an increase of 179% year on year. The strong positive working capital is mainly attributed by well managed of the operation where current liabilities are sufficiently covered by current assets. The largest current asset comprises cash and cash equivalent total $5,479,091 or represents 66% of total current assets. This is because the core businesses of REDtone are prepaid in nature.

At May 31, 2013, we had stockholders’ equity of $9,738,274; total assets of $15,718,848 and total current liabilities of $5,980,574.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The seller’s price to the buyer is fixed or determinable, and
•	Collectability is reasonably assured

Revenue Recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follow:
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 5, 2013, REDtone Asia, Inc (“the Company”) dismissed Madsen & Associates CPA’s, Inc (“Madsen”) as its independent registered accounting firm. Madsen reported on the Company’s financial statements for the years ended May 31, 2012, 2011, 2010 and 2009. Their opinion did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles.

From January 14, 2008 when Madsen was engaged, through the dismissal of Madsen on April 5, 2013, there were no disagreements between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the subject matter of the disagreements in connection with its reports.

The Company provided a copy of this disclosure to Madsen and an opportunity to furnish the Company with a letter stating whether it agrees or disagrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K.

Immediately following the dismissal of Madsen, our Board of Directors commenced contacting and interviewing other auditors in order to engage another firm as our independent auditor. Effective April 5, 2013, we engaged Albert Wong & Co. as our new independent registered public accounting firm. The decision to engage Albert Wong & Co. was approved by our Board of Directors. During its two most recent fiscal years, and during any subsequent interim period prior to the date of Albert Wong & Co.’s engagement, the Company did not consult the new auditor regarding either (i) the application of accounting principles to a proposed or completed specified transaction, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing , or financial reporting issue; or (ii) any matter that was either the subject of a disagreement  or reportable event within the meaning set forth in Regulation S-K, Item 304a(I)(iv)(a)(1).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

During April and May, 2013, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of May 31, 2013, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2013 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	48	Director CEO	July 2008 - Present October 2010- Present
Lau Bik Soon	43	Director	October 2010-Present

Ng Hui Nooi	40	CFO	March 2012-Present

Mr Chuan Beng Wei, age 48, is now the Chief Executive Officer of the Company.  Mr Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor’s Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

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

Mr. Bik Soon Lau, age 43, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group’s Malaysia business which includes data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company’s channel partner, and helped the company grow its business in Malaysia.

Mr. Lau’s 15 years of experience as Sales Director in the ICT and telecommunications industry provides expertise in corporate leadership and strategic marketing planning. In his career, he has held numerous other positions, including sales director, partner sales manager, enterprise division account manager, business development manager, systems engineer, and research and design engineer.  He has held these positions with organizations such as Cisco Systems, Sun Microsystems, Compaq Computer, TQC Consultant (IT Division) Sdn Bhd, and Motorola Penang. During his tenure with these organizations, he received various Partner Management Excellence awards as well as many accolades as a high achiever in sales.

Ms. Hui Nooi Ng, age 40, a Malaysian Chartered Accountant, obtained her Professional Degree from The Association of Chartered Certified Accountants in 2004.   Ms. Ng has more than seventeen years of working experience in accountancy and has held various positions from accountant to finance manager with companies in Malaysia and Vietnam. In 1999, she joined ChemQuest Sdn Bhd, as an accountant, fully responsible for the finance and accounting operations for the company. In 2010, she joined Poh Huat Furniture Ind. Vietnam Joint Stock Co, a Malaysian manufacturing company based in Vietnam as the Finance Manager.  In this position, her main responsibilities included financial review and reporting, budgeting, business planning and risk management and treasury functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2013, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2013 and 2012, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2013 or 2012 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	Sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2013	-0-	-0-	-0-	-0-
Director, CEO	2012	-0-	-0-	-0-	-0-

Bik Soon, Lau	2013	-0-	-0-	-0-	-0-
Director	2012	-0-	-0-	-0-	-0-

Chee Keong, Lee	2013	0	0	0	-0-
Former CFO	2012	52,157	0	22,203	-0-

Hui Nooi, Ng	2013	17,649	0	0	0
CFO	2012	8,503	0	0	0

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2013 and 2012 fiscal years.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of May 31, 2013: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had  282,315,325  shares of common stock outstanding.

(i)	Security Ownership of directors and executive officers: None

(ii)           Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	Redtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	260,619,364	92.31%

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2013 and 2012, there were no related transactions between the Company and the directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On 2013, Madsen and Associates CPA has resigned as the Company’s principal accountant. Albert Wong & Co
Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2013	2012
Audit Fees	$39,000	45,000

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	39,000	45,000

•	Audit Fees.

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

During its fiscal year ended May 31, 2013, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:
1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors’ Report – Madsen and Associates	F1
- Independent Auditors’ Report – Consolidated Balance Sheet at May 31, 2013 and 2012	F2
- Consolidated Statements of Operations and Comprehensive Loss for the Years Ended May 31, 2013 and 2012	F3
- Consolidated Statements of Stockholders’ Deficit for the Years Ended May 31, 2013 and 2012	F4
- Consolidated Statements of Cash Flows for the Year Ended May 31, 2013 and 2012	F5
- Notes to Consolidated Financial Statements	F6

Report of Independent Registered Public Accounting Firm

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
REDtone Asia, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of REDtone Asia, Inc. and its subsidiaries (“the Company”) as of May 31, 2013 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REDtone Asia, Inc. and its subsidiaries as of May 31, 2013 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.
September 13, 2013	Certified Public Accountants

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
.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
August 29, 2012
Salt Lake City, Utah

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2013 and 2012

	2013	2012

Assets
Current assets
Cash and cash equivalents	$5,479,091	$3,520,248
Inventories	10,621	18,385
Accounts receivable	2,398,488	633,009
Tax recoverable	23,323	22,755
Other receivables and deposits	434,606	383,443
Total current assets	8,346,129	4,577,840

Property, plant and equipment, net	1,900,561	2,367,320
Intangible assets, net	1,559,471	1,680,972
Goodwill	610,386	610,386
Available-for-sale investments	-	315,689
Amount due from a related company	3,302,301	3,261,155

Total assets	$15,718,848	$12,813,362

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$840,740	$1,423,566
Accounts payable	3,751,360	715,078
Accrued expenses and other payables	534,375	576,331
Amount due to a related company	116,318	77,128
Taxes payable	718,042	450,700
Total current liabilities	5,960,835	3,242,803

Deferred tax liabilities	19,739	33,604

Total liabilities	5,980,574	3,276,407

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,095,216	1,045,811
Accumulated other comprehensive income	887,933	736,019
Total stockholders’ equity	9,738,274	9,536,955

Total liabilities and stockholders’ equity	$15,718,848	$12,813,362

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Year ended May 31, 2013 and 2012

	2013	2012

Revenue	$7,220,840	$8,423,049

Other income and gains	141,560	209,154

Service costs	4,729,921	5,224,044

Personnel cost	818,713	1,232,640

Provision for obsolete inventories	-	31,703

Depreciation expense	651,531	647,538

Amortization expense	121,632	121,632

Administrative and other operating expense	706,518	786,722

Income before provision for income taxes	334,085	587,924

Provision for income taxes	284,680	329,938

Net income	$49,405	$257,986

Other comprehensive income
Gain on foreign currency translation	151,914	136,254

Total comprehensive income	$201,319	$394,240

Net income per share, basic and diluted	$-	$-

Weighted average number of shares	282,315,325	282,315,325

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2013 and 2012

	Number of common shares issued	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance at June 1, 2011	282,315,325	28,232	$7,726,893	787,825	599,765	9,142,715

Net income for the year	-	-	-	257,986	-	257,986

Gain on foreign exchange translation	-	-	-	-	136,254	136,254

Balance at May 31, 2012 and June 1, 2012	282,315,325	28,232	7,726,893	1,045,811	736,019	9,536,955

Net income for the year	-	-	-	49,405	-	49,405

Gain on foreign exchange translation	-	-	-	-	151,914	151,914

Balance at May 31, 2013	282,315,325	28,232	7,726,893	1,095,216	887,933	9,738,274

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended May 31, 2013 and 2012

	2013	2012

Cash flows from operating activities
Net income	$49,405	$257,986
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(14,452)	(12,569)
Amortization expense	121,632	121,632
Depreciation expense	651,531	647,538
Provision for obsolete inventories	-	31,703
Loss on disposal of property, plant and equipment	5,825	-
Impairment loss on available-for-sale investment	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,765,479)	11,633
Decrease/(increase) in inventories	7,764	(43,409)
(Increase)/decrease in other receivables and deposits	(51,163)	57,908
(Increase)/decrease in tax recoverable	(568)	84,553
Decrease in deferred income	(582,826)	(417,586)
Increase/(decrease) in accounts payable	3,036,282	(224,854)
Increase in tax payables	267,342	330,216
(Decrease)/increase in accrued liabilities and other payables	(41,956)	153,494

Net cash provided by operating activities	$1,683,337	$998,245

Cash flows from investing activities
Purchase of property, plant and equipment	(131,351)	(13,701)
Decrease in available-for-sale investments	323,576	-
Increase in amount due from a related company	(41,146)	(2,078,955)

Net cash provided from/(used in) investing activities	$151,079	$(2,092,656)

Cash flows from financing activities
Decrease in amount due to related companies	39,190	(24,690)

Net cash provided from/(used in) financing activities	$39,190	$(24,690)

Net increase/(decrease) in cash and cash equivalents	1,873,606	(1,119,101)

Effect of exchange rate changes on cash and cash equivalents	85,237	59,160

Cash and cash equivalents at beginning of year	3,520,248	4,580,189

Cash and cash equivalents at end of year	$5,479,091	$3,520,248

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$58,662

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company”) are a group of companies in The People’s Republic of China (“PRC”). The principal activities of the Company are that of a Telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as prepaid mobile air-time top-up. The Company also offers prepaid shopping card services.

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holdings

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100%(1)	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100%(1)	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100%(1)	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100%(1)	Investment holdings

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100%(1)	Provision of prepaid shopping-card services in the PRC

(1) - Variable interest entities. See also Footnote 14.

Jiamao is not reported as distinct operating segments as the revenue, profit or loss and total assets in association with the ecommerce business are immaterial to the Company’s revenue, reported profit or loss and total assets.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended May 31, 2013 and 2012 include the accounts of the Company, the Company’s subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

Depreciation expense for the years ended May 31, 2013 and 2012 amounted to $651,531 and $647,538, respectively.

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

Amortization expense for the years ended May 31, 2013 and 2012 amounted to $121,632and $121,632, respectively.

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

There is no impairment loss recognized during the years ended May 31, 2013 and 2012.

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

(m) Retirement benefits

PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment for qualified employees of the Company.

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

	May 31, 2013	May 31, 2012

Year end RMB : US$ exchange rate	0.1618	0.1578
Average yearly RMB : US$ exchange rate	0.1590	0.1585
Year end HK$ : US$ exchange rate	0.1288	0.1288
Average yearly HK$ : US$ exchange rate	0.1288	0.1288

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

 (o) Recent accounting pronouncements

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

           Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
           Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

 NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2013	2012

Cash and bank	$1,086,549	$868,462
Time deposits	4,392,542	2,651,786

Total	$5,479,091	$3,520,248

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT

As of the balance sheet dates, available-for-sale investments are summarized as follows:

	2013	2012

Investment in trust fund	$-	$315,689
Total	$-	$315,689

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	2013	2012

Deposits	$176,191	$117,718
Other receivables	258,415	265,725
Total	$434,606	$383,443

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2013	2012
At cost:
Computer and software	$587,392	$553,680
Telecommunication equipment	5,048,888	4,895,607
Furniture, fixtures and equipment	205,308	213,144
Motor vehicles	125,871	32,516
Leasehold improvement	35,253	33,912
	6,002,712	5,728,859

Less: Accumulated depreciation	(4,102,151)	(3,361,539)
Property, plant and equipment, net	$1,900,561	$2,367,320

Depreciation expense for the years ended May 31, 2013 and 2012 amounted to $651,531 and $647,538, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	2013	2012
At cost:
Licenses and software	$2,278,603	$2,278,425

Less: Accumulated amortization	(719,132)	(597,453)

Intangible assets, net	$1,559,471	$1,680,972

Amortization expense for the years ended May 31, 2013 and 2012 amounted to $121,632 and $121,632, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	2013	2012
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,302,301	$3,261,155

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	2013	2012
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$116,318	$77,128

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2013	2012

Accrued expenses	$336,609	$373,129
Other payables	197,766	203,202
Total	$534,375	$576,331

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2013	2012

Business tax payable	$152,131	$166,612
Income tax payable	563,497	283,880
Others	2,414	208
Total	$718,042	$450,700

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

NOTE 13 – PROVISION FOR INCOME TAXES

Income tax expense for the year ended May 31, 2013 and 2012 are summarized as follows:

	2013	2012

Current – PRC income tax provision	$299,132	$342,507
Deferred income tax income	(14,452)	(12,569)
Total	$284,680	$329,938

A reconciliation of the expected tax with the actual tax expense is as follows:

	2013		2012
	Amount	%	Amount	%

Income before provision for income taxes	$334,085		$587,924

Expected PRC income tax expense at statutory tax rate of 25%	83,521	25.0	146,981	25.0
Different tax rate for PRC/Hong Kong local authority	18,219	5.4	(27,729)	(4.7)
Expenses not deductible for tax	71,690	21.5	60,008	10.2
Tax losses not provided for deferred tax	111,250	33.3	150,678	25.6

Actual tax expense	$284,680	85.2	$329,938	56.1

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	2013	2012
Assets
Cash and cash equivalents	$1,945,614	$3,466,743
Inventories	10,621	18,385
Accounts receivable	2,392,819	633,009
Tax recoverable	23,323	22,755
Other receivables and deposits	283,603	237,490
Goodwill	610,386	610,386
Property, plant and equipment, net	285,823	454,875
Available-for-sale investment
Total assets (not include amount due from intra-group companies)	$5,552,189	$5,443,643

Liabilities
Deferred income	$867,804	$1,441,347
Accounts payable	3,730,907	694,626
Accrued expenses and other payables	379,035	467,246
Tax payables	31,188	44,424
Total liabilities	$5,008,934	$2,647,643

The statements of income of the consolidated VIEs for the years ended May 31, 2013 and 2012 are as follows, and are included in the consolidated statements of income of the Company:

	2013	2012

Revenue	$6,620,495	$8,380,973
Other income and gains	84,882	189,213
Service costs	4,688,240	5,169,715
Personnel cost	663,613	1,231,423
Depreciation expense	220,243	647,444
Administrative and other operating expenses	363,008	663,076

Income before provision for income taxes (Not including service costs payable to intra-group companies)	770,273	858,528

Provision for income taxes	284,680	329,938

Net income	$485,593	$528,590

NOTE 16 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:-

	2013	2012
Revenues from:
Telecommunications	$6,487,707	$8,141,830
Prepaid business solution	733,133	281,219
	7,220,840	8,423,049

Segment profit/(loss) from:
Telecommunications	$685,098	$945,927
Prepaid business solution	(351,013)	(358,003)
	334,085	587,924

Depreciation and amortization expenses:
Telecommunications	$580,754	$575,361
Prepaid business solution	192,409	193,809
	773,163	769,170

Segment assets:
Telecommunications	$13,717,728	$10,419,344
Prepaid business solution	3,329,803	3,689,951
Eliminations	(1,328,683)	(1,295,933)
	15,718,848	12,813,362

Capital expenditure
Telecommunications	$131,351	$13,701
Prepaid business solution	-	-

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: September 13, 2013	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	September 13, 2013
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	September 13, 2013

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	September 13, 2013