Form 10-Q
period 2013-08-31
REDtone Asia Inc
filed 2013-10-15
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended August 31, 2013 (unaudited)

Condensed Consolidated Balance Sheet as of August 31, 2013 (unaudited) and May 31, 2013 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended August 31, 2013 and August 31，2012 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended August 31, 2013 and August 31，2012	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At August 31, 2013 and May 31, 2013

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$5,819,179	$5,479,091
Inventories	10,656	10,621
Accounts receivable	2,351,926	2,398,488
Tax recoverable	23,400	23,323
Other receivables and deposits	528,965	434,606
Total current assets	8,734,126	8,346,129

Property, plant and equipment, net	1,720,340	1,900,561
Intangible assets, net	1,530,723	1,559,471
Goodwill	610,386	610,386
Amount due from a related company	3,303,732	3,302,301

Total assets	$15,899,307	$15,718,848

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,282,588	$840,740
Accounts payable	3,299,991	3,751,360
Accrued expenses and other payables	534,929	534,375
Amount due to a related company	122,881	116,318
Taxes payable	764,106	718,042
Total current liabilities	6,004,495	5,960,835

Deferred tax liabilities	16,115	19,739

Total liabilities	6,020,610	5,980,574

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,218,743	1,095,216
Accumulated other comprehensive income	904,829	887,933
Total stockholders’ equity	9,878,697	9,738,274

Total liabilities and stockholders’ equity	$15,899,307	$15,718,848

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
Three months ended August 31, 2013 and 2012

	Three months ended August 31,
	2013	2012

Revenue	$1,494,879	$2,101,395

Other income and gains	42,382	17,582

Service costs	(816,305)	(1,461,609)

Personnel cost	(215,830)	(224,350)

Depreciation expense	(167,418)	(161,054)

Amortization expense	(30,428)	(29,544)

Administrative and other operating expense	(188,140)	(315,852)

Income before provision for income taxes	119,140	(73,432)

Income tax income/(provision for income taxes)	4,389	(14,248)

Net income	$123,529	$(87,680)

Other comprehensive income
Gain on foreign currency translation	16,894	2,323

Total comprehensive income	$140,423	$(85,357)

Net income per share, basic and diluted	$-	$-

Weighted average number of shares	282,315,325	282,315,325

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended August 31, 2013 and 2012

	2013	2012

Cash flows from operating activities
Net income	$123,529	$(87,680)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(3,683)	(3,598)
Amortization expense	30,428	29,544
Depreciation expense	167,418	161,054
Loss on disposal of property, plant and equipment	-	154
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	46,562	(305,216)
Increase in inventories	(35)	(4,242)
(Increase)/decrease in other receivables and deposits	(94,359)	(53,956)
(Increase)/decrease in tax recoverable	(77)	1
Increase/(decrease) in deferred income	441,848	(369,056)
(Decrease)/increase in accounts payable	(451,369)	406,434
Increase in tax payables	46,064	39,301
Increase/(decrease) in accrued liabilities and other payables	554	(5,173)

Net cash provided by/(used in) operating activities	$306,880	$(192,433)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(742)
Increase in amount due from a related company	(1,431)	(77,120)

Net cash used in investing activities	$(1,431)	$(77,862)

Cash flows from financing activities
Increase in amount due to related companies	6,563	53

Net cash provided by financing activities	$6,563	$53

Net increase/(decrease) in cash and cash equivalents	312,012	(270,242)

Effect of exchange rate changes on cash and cash equivalents	28,076	605

Cash and cash equivalents at beginning of period	5,479,091	3,520,248

Cash and cash equivalents at end of period	$5,819,179	$3,250,611

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$1,590

See accompanying notes to the consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

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

The Company’s major subsidiaries as of the balance sheet dates are illustrated as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2013 and August 31, 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2013, the results of its operations and cash flows for the three months ended August 31, 2013 and August 31, 2012.

The results of operations for the three months ended August 31, 2013 are not necessarily indicative of the results for a full year period.

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

Revenue recognition policy for each of the major products and services:

1.           Discounted call services for consumer (EMS) as follows:

●           Collaboration with China Tie Tong Telecommunications (“CTT”) – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. Redtone China’s role for Business Collaboration with CTT is as an “Agent” as Redtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

●           Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China determines the service and package specification and the pricing policy whereas China Unicom acts as a passive termination partner for call traffic. Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of Redtone China). In this regard, Redtone China will recognize revenue when airtime is utilized by the consumer and the revenue recognized is the gross value of the call charges. Redtone China’s role for Business Collaboration with China Unicom is that of “Principal” as China Unicom is playing a passive role as the traffic termination partner while Redtone China is fully responsible for the entire management of the discounted call services.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2013 and August 31, 2012, there were no dilutive securities outstanding.

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

	August 31, 2013	May 31, 2013	August 31, 2012
Period/year end RMB : US$ exchange rate	0.1623	0.1618	0.1578
Average period/yearly RMB : US$ exchange rate	0.1621	0.1590	0.1584
Period/year end HK$ : US$ exchange rate	0.1290	0.1288	0.1289
Average period/yearly HK$ : US$ exchange rate	0.1289	0.1288	0.1289

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

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-
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

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	August 31, 2013	May 31, 2013
Cash and bank	$2,438,006	$1,086,549
Time deposits	3,381,173	4,392,542
Total	$5,819,179	$5,479,091

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 5 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	August 31, 2013	May 31, 2013
Deposits	$218,971	$176,191
Other receivables	309,994	258,415
Total	$528,965	$434,606

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	August 31, 2013	May 31, 2013
At cost:
Computer and software	$570,486	$587,392
Telecommunication equipment	5,065,563	5,048,888
Furniture, fixtures and equipment	205,974	205,308
Motor vehicles	126,287	125,871
Leasehold improvement	35,345	35,253
	6,003,655	6,002,712

Less: Accumulated depreciation	(4,283,315)	(4,102,151)
Property, plant and equipment, net	$1,720,340	$1,900,561

Depreciation expense for the three months ended August 31, 2013 and 2012 amounted to $167,418 and $161,054, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	August 31, 2013	May 31, 2013
At cost:
Licenses and software	$2,281,079	$2,278,603

Less: Accumulated amortization	(750,356)	(719,132)

Intangible assets, net	$1,530,723	$1,559,471

Amortization expense for the three months ended August 31, 2013 and 2012 amounted to $30,428 and $29,544, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	August 31, 2013	May 31, 2013
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,303,732	$3,302,301

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	August 31, 2013	May 31, 2013
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$122,881	$116,318

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	August 31, 2013	May 31, 2013

Accrued expenses	$363,243	$336,609
Other payables	171,686	197,766
Total	$534,929	$534,375

NOTE 10 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 11 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	August 31, 2013	May 31, 2013

Business tax payable	$195,782	$152,131
Income tax payable	565,358	563,497
Others	2,966	2,414
Total	$764,106	$718,042

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

NOTE 12 – (INCOME TAX INCOME)/PROVISION FOR INCOME TAXES

Income tax for three months ended August 31, 2013 and 2012 are summarized as follows:
	Three months ended August 31,
	2013	2012

Current – PRC income tax	$(706)	$17,846
Deferred income tax income	(3,683)	(3,598)
Total	$(4,389)	$14,248

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended August 31, 2013	Three months ended August 31, 2012

Income before provision for income taxes	119,140	(73,432)

Expected PRC income tax expense at statutory tax rate of 25%	$29,785	$(18,358)
Different tax rate for PRC/Hong Kong local authority	3,921	1,708
Expenses not deductible for tax	8,301	1,653
Utilization of tax loss brought forward	(84,466)	-
Tax loss not provided for deferred tax	38,070	29,245

Total	$(4,389)	$14,248

(i)           All PRC subsidiaries are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)          All Hong Kong subsidiaries did not generate any assessable profits in Hong Kong and therefore are not subject to Hong Kong tax.

NOTE 13 – VARIABLE INTEREST ENTITIES (“VIEs”)

Hongsheng, Huitong, Nanjing Jiatong, QBA and Jiamao were all VIEs of the Company. The status of these VIEs has not changed since the date of the combination.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	August 31, 2013	May 31, 2013
Assets
Cash and cash equivalents	$2,153,394	$1,945,614
Inventories	10,656	10,621
Accounts receivable	2,351,926	2,392,819
Tax recoverable	23,400	23,323
Other receivables and deposits	377,798	283,603
Goodwill	610,386	610,386
Property, plant and equipment, net	213,323	285,823
Available-for-sale investment
Total assets (not include amount due from intra-group companies)	$5,740,883	$5,552,189

Liabilities
Deferred income	$1,309,492	$867,804
Accounts payable	3,279,516	3,730,907
Accrued expenses and other payables	392,673	379,035
Tax payables	34,934	31,188
Total liabilities	$5,016,615	$5,008,934

The statements of income of the consolidated VIEs for three months ended August 31, 2013 and 2012 are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended August 31, 2013	Three months ended August 31, 2012

Revenue	$1,385,146	$1,961,932
Other income and gains	-	(3,071)
Service costs	(815,907)	(1,460,892)
Administrative and other expenses	(125,306)	(134,617)
Personnel cost	(176,507)	(181,555)
Depreciation expense	(54,520)	(55,049)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	212,906	126,748
Income tax income/(provision for income taxes)	706	(3,303)
Net income	$213,612	$123,445

NOTE 14 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:-

	Three months ended August 31, 2013	Three months ended August 31, 2012
Revenues from:
Telecommunications	$1,494,267	$2,095,122
Prepaid business solution	612	6,273
	1,494,879	2,101,395

Segment profit/(loss) from:
Telecommunications	$245,876	$42,947
Prepaid business solution	(126,736)	(116,378)
	119,140	(73,431)

Depreciation and amortization expenses:
Telecommunications	$149,317	$141,041
Prepaid business solution	48,529	49,557
	197,846	190,598

Segment assets:
Telecommunications	$13,977,086	$10,467,250
Prepaid business solution	3,255,293	3,661,798
Eliminations	(1,333,072)	(1,333,072)
	15,899,307	12,795,976

Capital expenditure
Telecommunications	$-	$-
Prepaid business solution	-	-
	-	-

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

Year-to-date Results of Operations

Year-to-date Results for Three-month period ended August 31, 2013 as Compared to period ended August 31, 2012

The following table summarizes the results of our operations during the three-month periods ended August 31, 2013 and August 31，2012, and associated percentage changes for comparisons purposes.

	Three months ended
	Aug 31, 2013	Aug 31, 2012	+/-	% changes

Revenue	$1,494,879	$2,101,395	$(606,516)	-29%

Other income and gains	42,382	17,582	24,800	141%

Service costs	(816,305)	(1,461,609)	(645,304)	-44%

Personnel cost	(215,830)	(224,350)	(8,520)	-4%

Depreciation expense	(167,418)	(161,054)	6,364	4%

Amortization expense	(30,428)	(29,544)	884	3%

Administrative and other expenses	(188,140)	(315,852)	(127,712)	-40%

Income before provision for income taxes	119,140	(73,432)	192,572	N/A

Income tax income/(provision for income taxes)	4,389	(14,248)	(18,637)	N/A

Net gain/ (loss)	$123,529	$(87,680)	$211,209	N/A

Revenues
The Company generated revenue of $1,494,879 in the first 3 months of the fiscal year ending May 31, 2014, representing a 29% decrease as compared with the preceding year’s corresponding quarters. The decrease is mainly due to lower consumption from the mass market.

Service Costs
Service costs reduce by $645,304 or 44% in the first three months in fiscal year 2014. The decrease margin is higher than revenue due to our diversification cost structures to various vendors which can provide better rate with better quality.

Personnel costs
Personnel expenses totaled $215,830, representing a marginal reduce of 4% or $8,520 as compared to the preceding year’s corresponding quarters.

Amortization and depreciation expenses
Amortization and depreciation expenses totaled $197,846, representing a marginal increase of 3.8% or $7,248 as compared to the preceding year’s corresponding quarter.

Administrative and other expenses
General and administrative expenses totaled $188,140 representing a decrease of 40% or $127,712 as compared to the preceding year’s corresponding quarters. The decrease is mainly due to the lower expenditure in business development.

Income before provision for income tax
Profit before provision for income tax totaled $119,140, as compared to a loss of $73,432 for the preceding year’s corresponding quarters. This change is mainly due to lower service costs as well as lower operating expenses in the current quarter.

Liquidity and Capital Resources

Cash
Our cash balance at August 31, 2013 was $5,819,179, representing an increase of $340,088 compared to our cash balance of $5,479,091 at May 31, 2013.

Cash Flow
	Three months ended
	August 31, 2013	August 31, 2012	+/-	% Changes
Net cash provided by operating activities	$306,880	$(192,433)	499,313	N/A
Net cash used in investing activities	$(1,431)	$(77,862)	(76,431)	-98%
Net cash used in financing activities	$6,563	$53	6,510	12,283%
Net increase/(decrease) in cash and cash equivalents (before effect of exchange rate changes)	312,012	(270,242)	582,254	N/A

Cash inflows from operations during the three months ended August 31, 2013 amounted to $306,880 as compared to cash outflow of $192,433 in the same period of 2012. The increase in cash inflow from operation is mainly due to higher profit incurred during the period.

Our cash outflows in investing activities during the three months ended August 31, 2013 amounted to $1,431 as compared to cash outflows of $77,862 for the same period in 2012. The decrease in cash outflow in the investing activities for the first three months in the preceding current quarter was primarily due to fewer advances made to the holding company during the period.

The Company has cash inflows of $6,563 from financing activities for the three months ended August 31, 2013, an increase of $6,510 as compared to cash inflow of $53 for the same period in 2012. The Company inter-company transactions are maintained at a very minimum level in this current quarter.

Working Capital
Our working capital recorded a surplus of $2,729,631 as of August 31, 2013.  This increase in working capital is mainly due to the increase in cash and cash equivalents.

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

ITEM 4T.                      CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of August 31, 2013, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2013, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended August 31, 2013.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2013.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 11, 2013, the date the financial statements were issued.

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

Dated: October 11, 2013	REDtone Asia, Inc.	Dated: October 11, 2013	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)