Form 10-Q
period 2013-11-30
REDtone Asia Inc
filed 2014-01-15
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Non-accelerated filer 
Accelerated filer  (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes        No  ☒

REDtone Asia, Inc.

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.
As of Quarter Ended November 30, 2013 (unaudited)

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At November 30, 2013 and May 31, 2013

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$5,496,499	$5,479,091
Inventories	10,717	10,621
Accounts receivable	599,663	2,398,488
Tax recoverable	23,533	23,323
Other receivables and deposits	922,440	434,606
Total current assets	7,052,852	8,346,129

Property, plant and equipment, net	1,598,472	1,900,561
Intangible assets, net	1,503,417	1,559,471
Goodwill	610,386	610,386
Amount due from a related company	3,314,016	3,302,301

Total assets	$14,079,143	$15,718,848

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$1,020,382	$840,740
Accounts payable	1,157,048	3,751,360
Accrued expenses and other payables	556,153	534,375
Amount due to a related company	131,971	116,318
Taxes payable	849,062	718,042
Total current liabilities	3,714,616	5,960,835

Deferred tax liabilities	12,498	19,739

Total liabilities	3,727,114	5,980,574

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Retained earnings	1,719,440	1,095,216
Accumulated other comprehensive income	877,464	887,933
Total stockholders’ equity	10,352,029	9,738,274

Total liabilities and stockholders’ equity	$14,079,143	$15,718,848

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
Three months and six months ended November 30, 2013 and 2012

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Revenue	$1,410,600	$1,511,465	$2,905,479	$3,612,860

Other income and gains	103,920	60,714	146,302	78,296

Service costs	(415,971)	(946,135)	(1,232,276)	(2,407,744)

Personnel cost	(189,468)	(204,861)	(405,298)	(429,211)

Depreciation expense	(169,497)	(161,343)	(336,915)	(322,397)

Amortization expense	(27,782)	(31,340)	(58,210)	(60,884)

Administrative and other expenses	(135,123)	(143,354)	(323,263)	(459,206)

Income before provision for income taxes	576,679	85,146	695,819	11,714

Provision for income taxes	(75,982)	(74,677)	(71,593)	(88,925)

Net income/(loss)	$500,697	$10,469	$624,226	$(77,211)

Other comprehensive income
Gain/(loss) on foreign currency translation	(27,365)	57,322	(10,471)	59,645

Total comprehensive income/(loss)	$473,332	$67,791	$613,755	$(17,566)

Net income/(loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended November 30, 2013 and 2012

	Six months ended November 30,
	2013	2012

Cash flows from operating activities
Net income/(loss)	$624,226	$(77,211)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization expense	58,210	60,884
Depreciation expense	336,915	322,397
Deferred tax	(7,388)	(7,204)
Loss on disposal of property, plant and equipment	-	5,807
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	1,798,825	(26,122)
(Increase)/decrease in inventories	(96)	7,923
(Increase) in other receivables and deposits	(487,834)	(654,914)
(Increase) in tax recoverable	(210)	(219)
Increase/(decrease) in deferred income	179,642	(279,052)
(Decrease)/increase in accounts payable	(2,594,312)	472,995
Increase in tax payables	131,020	117,258
Increase/(decrease) in accrued liabilities and other payables	21,778	(29,927)

Net cash provided by/(used in) operating activities	$60,776	$(87,385)

Cash flows from investing activities
Purchase of property, plant and equipment	(19,126)	(742)
Proceeds from disposal of property, plant and equipment	-	12,599
Increase in amount due from a related company	(11,715)	(95,321)

Net cash used in investing activities	$(30,841)	$(83,464)

Cash flows from financing activities
Increase in amount due to related companies	15,653	15,198

Net cash provided by financing activities	$15,653	$15,198

Net increase/(decrease) in cash and cash equivalents	45,588	(155,651)

Effect of exchange rate changes on cash and cash equivalents	(28,180)	21,777

Cash and cash equivalents at beginning of period	5,479,091	3,520,248

Cash and cash equivalents at end of period	$5,496,499	$3,386,374

Cash paid for interest	$-	$-

Cash paid for income taxes	$3,233	$-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and six months ended November 30, 2013 and November 30, 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of November 30, 2013, the results of its operations and cash flows for the three months and six months ended November 30, 2013 and November 30, 2012.

The results of operations for the three months and six months ended November 30, 2013 are not necessarily indicative of the results for a full year period.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2013 and November 30, 2012, there were no dilutive securities outstanding.

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

	November 30, 2013	May 31, 2013	November 30, 2012
Period/year end RMB : US$ exchange rate	0.1632	0.1618	0.1594
Average period/yearly RMB : US$ exchange rate	0.1626	0.1590	0.1585
Period/year end HK$ : US$ exchange rate	0.1290	0.1288	0.1290
Average period/yearly HK$ : US$ exchange rate	0.1289	0.1288	0.1290

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

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

NOTE 4 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	November 30, 2013	May 31, 2013
Cash and bank	$622,054	$1,086,549
Time deposits	4,874,445	4,392,542

Total	$5,496,499	$5,479,091

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 5 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	November 30, 2013	May 31, 2013

Deposits	$71,735	$176,191
Other receivables	850,705	258,415
Total	$922,440	$434,606

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2013	May 31, 2013
At cost:
Computer and software	$574,457	$587,392
Telecommunication equipment	5,131,649	5,048,888
Furniture, fixtures and equipment	207,116	205,308
Motor vehicles	127,003	125,871
Leasehold improvement	35,489	35,253
	6,075,714	6,002,712

Less: Accumulated depreciation	(4,477,242)	(4,102,151)
Property, plant and equipment, net	$1,598,472	$1,900,561

Depreciation expense for the six months ended November 30, 2013 and 2012 amounted to $336,915 and $322,397, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2013	May 31, 2013
At cost:
Licenses and software	$2,281,786	$2,278,603

Less: Accumulated amortization	(778,369)	(719,132)

Intangible assets, net	$1,503,417	$1,559,471

Amortization expense for the six months ended November 30, 2013 and 2012 amounted to $58,210 and $60,884, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	November 30, 2013	May 31, 2013
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,314,016	$3,302,301

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within three to five years.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	November 30, 2013	May 31, 2013
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$131,971	$116,318

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	November 30, 2013	May 31, 2013

Accrued expenses	$390,497	$336,609
Other payables	165,656	197,766
Total	$556,153	$534,375

NOTE 10 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 11 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2013	May 31, 2013

Business tax payable	$200,478	$152,131
Income tax payable	648,584	563,497
Others	-	2,414
Total	$849,062	$718,042

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

NOTE 12 – (INCOME TAX INCOME)/PROVISION FOR INCOME TAXES

Income tax for six months ended November 30, 2013 and 2012 are summarized as follows:
	Six months ended November 30,
	2013	2012

Current – PRC income tax	$78,981	$96,129
Deferred income tax income	(7,388)	(7,204)
Total	$71,593	$88,925

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended November 30, 2013	Six months ended November 30, 2012

Income before provision for income taxes	695,819	11,714

Expected PRC income tax expense at statutory tax rate of 25%	$173,955	$2,929
Different tax rate for PRC/Hong Kong local authority	7,344	5,682
Expenses not deductible for tax	10,529	1,317
Utilization of tax loss brought forward	(159,240)	-
Tax loss not provided for deferred tax	39,005	78,997

Total	$71,593	$88,925

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	November 30, 2013	May 31, 2013
Assets
Cash and cash equivalents	$1,892,128	$1,945,614
Inventories	10,717	10,621
Accounts receivable	599,663	2,392,819
Tax recoverable	23,533	23,323
Other receivables and deposits	771,226	283,603
Goodwill	610,386	610,386
Property, plant and equipment, net	159,807	285,823
Available-for-sale investment
Total assets (not include amount due from intra-group companies)	$4,067,460	$5,552,189

Liabilities
Deferred income	$1,047,241	$867,804
Accounts payable	1,136,566	3,730,907
Accrued expenses and other payables	392,247	379,035
Tax payables	33,304	31,188
Total liabilities	$2,609,358	$5,008,934

The statements of income of the consolidated VIEs for six months ended November 30, 2013 and 2012 are as follows, and are included in the consolidated statements of income of the Company:

	Six months ended November 30, 2013	Six months ended November 30, 2012

Revenue	$2,703,230	$3,333,155
Other income and gains	61,259	45,359
Service costs (Not including service costs payable to intra-group companies)	(1,222,529)	(2,391,397)
Administrative and other expenses	(211,256)	(195,650)
Personnel cost	(324,531)	(353,123)
Depreciation expense	(109,874)	(110,273)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	896,299	328,071
Income tax income/(provision for income taxes)	720	(53,238)
Net income	$897,019	$274,833

NOTE 14 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:-

	Six months ended November 30, 2013	Six months ended November 30, 2012
Revenues from:
Telecommunications	$2,905,070	$3,588,362
Prepaid business solution	409	24,498
	2,905,479	3,612,860

Segment profit/(loss) from:
Telecommunications	$849,046	$225,851
Prepaid business solution	(153,227)	(214,137)
	695,819	11,714

Depreciation and amortization expenses:
Telecommunications	$297,808	$286,381
Prepaid business solution	97,317	96,900
	395,125	383,281

Segment assets:
Telecommunications	$12,220,331	$10,952,026
Prepaid business solution	3,199,448	3,442,122
Eliminations	(1,340,636)	(1,308,798)
	14,079,143	13,085,350

Capital expenditure
Telecommunications	$19,126	$742
Prepaid business solution	-
	19,126	742

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

Year-to-date Results of Operations

Year-to-date Results for Six-month period ended November 30, 2013 as Compared to period ended November 30, 2012

The following table summarizes the results of our operations during the six-month periods ended November 30, 2013 and November 30，2012, and associated percentage changes for comparisons purposes.

	6-month ended
	Nov 30, 2013	Nov 30, 2012	+/-	% changes

Revenue	$2,905,479	$3,612,860	(707,381)	-20%

Other income and gains	146,302	78,296	68,006	87%

Service costs	(1,232,276)	(2,407,744)	(1,175,468)	-49%

Personnel cost	(405,298)	(429,211)	(23,913)	-6%

Depreciation expense	(336,915)	(322,397)	14,518	5%

Amortization expense	(58,210)	(60,884)	(2,674)	-4%

Administrative and other expenses	(323,263)	(459,206)	(135,943)	-30%

Income before provision for income taxes	695,819	11,714	684,105	5840%

Provision for income taxes	(71,593)	(88,925)	(17,332)	-19%

Net gain	$624,226	$(77,211)	701,437	N/A

Revenues
The Company generated revenue of $2,905,479 in the first 6 months of the fiscal year ending May 31, 2014, representing a 20% decrease as compared with the preceding year’s corresponding quarters. The decrease is mainly due to lower consumption from the mass market.

Service Costs
Service costs reduce by $1,175,468 or 49% in the first six months in fiscal year 2014. The decrease margin is higher than revenue due to our diversification cost structures to various vendors which can provide better rate with better quality.

Personnel costs
Personnel expenses totaled $405,298, representing a marginal reduce of 6% or $23,913 as compared to the preceding year’s corresponding quarters.

Amortization and depreciation expenses
Amortization and depreciation expenses totaled $395,125, representing a marginal increase of 3.1% or $11,844 as compared to the preceding year’s corresponding quarter.

Administrative and other expenses
General and administrative expenses totaled $323,263 representing a decrease of 30% or $135,943 as compared to the preceding year’s corresponding quarters. The decrease is mainly due to the lower expenditure in business development.

Income before provision for income tax
Profit before provision for income tax totaled $695,819, as compared to $11,714 for the preceding year’s corresponding quarters. This change is mainly due to lower service costs as well as lower operating expenses in the current quarter.

2nd Quarter Results for period ended November 30, 2013 as Compared to period ended November 30, 2012

The following table summarizes the 2nd quarter results of our operations during the three month periods ended November 30, 2013 and November 30，2012, and associated percentage changes for comparisons purposes.

	Three months ended
	Nov 30, 2013	Nov 30, 2012	+/-	% changes

Revenue	$1,410,600	$1,511,465	$(100,865)	-7%

Other income and gains	103,920	$60,714	43,206	71%

Service costs	(415,971)	$(946,135)	(530,164)	-56%

Personnel cost	(189,468)	$(204,861)	(15,393)	-8%

Depreciation expense	(169,497)	$(161,343)	8,154	5%

Amortization expense	(27,782)	$(31,340)	(3,558)	-11%

Administrative and other expenses	(135,123)	$(143,354)	(8,231)	-6%

Income before provision for income taxes	576,679	85,146	491,533	577%

Provision for income taxes	(75,982)	$(74,677)	1,305	2%

Net gain	$500,697	$10,469	$490,228	4683%

Revenues
The Company generated revenue of $1,410,600 in the second quarter of the fiscal year ending May 31, 2014, representing a 7% decrease as compared with the preceding year’s corresponding quarters. The decrease is mainly due to lower consumption from the mass market.

Service Costs
Service costs reduce by $530,164 or 56% in the second quarter of the fiscal year 2014. The decrease margin is higher than revenue due to our diversification cost structures to various vendors which can provide better rate with better quality.

Personnel costs
Personnel expenses totaled $189,468, representing a marginal reduce of 8% or $15,393 as compared to the preceding year’s corresponding quarters.

Amortization and depreciation expenses
Amortization and depreciation expenses totaled $197,279, representing a marginal increase of 2.4% or $4,596 as compared to the preceding year’s corresponding quarter.

Administrative and other expenses
General and administrative expenses totaled $135,123 representing a decrease of 6% or $8,231 as compared to the preceding year’s corresponding quarters. The decrease is mainly due to the lower expenditure in business development.

Income before provision for income tax
Profit before provision for income tax totaled $576,679, as compared to $85,146 for the preceding year’s corresponding quarters. This change is mainly due to lower service costs as well as lower operating expenses in the current quarter.
Liquidity and Capital Resources

Cash
Our cash balance at November 30, 2013 was $5,496,499, representing an increase of $17,408 compared to our cash balance of $5,479,091 at May 31, 2013.

Cash Flow

	Six months ended
	Nov, 30 2013	Nov, 30 2012	+/-	% Changes
Net cash provided by operating activities	$60,776	$(87,385)	148,161	N/A
Net cash used in investing activities	$(30,841)	$(83,464)	52,623	-63%
Net cash used in financing activities	$15,653	$15,198	455	3%
Net (decrease)/increase in cash and cash equivalents (before effects of exchange rate changes)	45,588	(155,651)	201,239	N/A

Cash inflows from operations during the six months ended November 30, 2013 amounted to $60,776 as compared to cash outflow of $87,385 in the same period of 2012. The increase in cash inflow from operation is mainly due to higher profit incurred during the period.

Our cash outflows in investing activities during the six months ended November 30, 2013 amounted to $30,841 as compared to cash outflows of $83,464 for the same period in 2012. The decrease in cash outflow in the investing activities for the first six months in the preceding current quarter was primarily due to fewer advances made to the holding company during the period.

The Company has cash inflows of $15,653 from financing activities for the six months ended November 30, 2013, an increase of $455 as compared to cash inflow of $15,198 for the same period in 2012. The Company inter-company transactions are maintained at a very minimum level in this current quarter.

Working Capital
Our working capital recorded a surplus of $3,338,236 as of November 30, 2013. This increase in working capital is mainly due to the decrease in our accounts payable.

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

ITEM 4T.                      CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As of November 30, 2013, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of August 31, 2013, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended November 30, 2013.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2013.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 13, 2014, the date the financial statements were issued.

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

Dated: January 14, 2014	REDtone Asia, Inc.	Dated: Janaury 14, 2014	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)