Form 10-Q
period 2014-02-28
REDtone Asia Inc
filed 2014-04-21
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2014, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended February 28, 2014 (unaudited)

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At February 28, 2014 and May 31, 2013

	February 28, 2014		May 31, 2013
	(Unaudited)		(Audited)

Assets
Current assets
Cash and cash equivalents		$$5,502,271	$	$ 5,479,091
Inventories		12,533		10,621
Accounts receivable		1,154,909		2,398,488
Tax recoverable		23,539		23,323
Other receivables and deposits		1,376,808		434,606
Total current assets		8,070,060		8,346,129

Property, plant and equipment, net		1,468,996		1,900,561
Intangible assets, net		1,715,815		1,559,471
Goodwill		676,274		610,386
Amount due from a related company		3,333,576		3,302,301

Total assets	$	$ 15,264,721	$	$ 15,718,848

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$	$ 860,301	$	$ 840,740
Accounts payable		1,912,430		3,751,360
Accrued expenses and other payables		734,453		534,375
Amount due to a related company		156,239		116,318
Taxes payable		988,357		718,042
Total current liabilities		4,651,780		5,960,835

Deferred tax liabilities		8,790		19,739

Total liabilities		4,660,570		5,980,574

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively		28,232		28,232
Additional paid in capital		7,726,893		7,726,893
Retained earnings		1,775,801		1,095,216
Accumulated other comprehensive income		951,172		887,933
Equity attributable to shareholders of the Company		10,482,098		9,738,274
Equity attributable to non-controlling interest		122,053		-
Total stockholders’ equity		10,604,151		9,738,274

Total liabilities and stockholders’ equity		$$15,264,721		$$15,718,848
See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

Three months and nine months ended February 28, 2014 and 2013

	Three months ended		Nine months ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013

Revenue	$1,460,418	$2,123,478	4,365,897	$5,736,338

Other income and gains	38,943	$55,946	185,245	134,242

Service costs	(630,545)	$(1,484,462)	(1,862,821)	(3,892,206)

Personnel cost	(276,115)	$(226,957)	(681,413)	(656,168)

Depreciation expense	(170,487)	$(162,345)	(507,402)	(484,742)

Amortization expense	(31,030)	$(30,447)	(89,240)	(91,331)

Administrative and other expenses	(207,576)	$(131,844)	(530,839)	(591,050)

Income before provision for income taxes	183,608	143,369	879,427	155,083

Provision for income taxes	(154,282)	$(77,465)	(225,875)	(166,390)

Net income	$29,326	$65,904	653,552	$(11,307)

Share of loss by non-controlling interest	27,035	-	27,035	-

Net income attributable to shareholders of the Company	56,361	65,904	680,587	(11,307)

Other comprehensive income
Total Gain/(loss) on foreign currency translation	73,211	(7,775)	62,740	51,870
Share of other comprehensive income by non-controlling interest	497	-	497	-
Other comprehensive income attributable to shareholders of the Company	73,708	(7,775)	63,237	51,870

Total comprehensive income attributable to shareholders of the Company	$130,069	$58,129	743,824	$40,563

Earnings per share – basic	-	-	-	-

Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325
See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended February 28, 2014 and 2013

	Nine months ended February 28,
	2014	2013

Cash flows from operating activities
Net income/(loss) before non-controlling interest	$653,552	$(11,307)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization expense	89,240	91,331
Depreciation expense	507,402	484,742
Deferred tax	(11,110)	(10,821)
Loss on disposal of property, plant and equipment	-	5,815
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	1,443,880	(125,863)
(Increase)/decrease in inventories	(1,912)	7,934
(Increase) in other receivables and deposits	(942,202)	(789,959)
(Increase) in tax recoverable	(216)	(195)
Increase/(decrease) in deferred income	19,561	(358,694)
(Decrease)/increase in accounts payable	(1,838,930)	856,169
Increase in tax payables	270,315	140,706
Increase in accrued liabilities and other payables	136,340	47,185

Net cash provided by operating activities	$325,920	$337,043

Cash flows from investing activities
Purchase of property, plant and equipment	(59,242)	(85,254)
Increase in amount due from a related company	(31,275)	(14,692)
Sale/(purchase) of available-for-sale investment	-	318,392
Net cash used in acquisition of a subsidiary	(254,112)	-

Net cash (used in)/provided by investing activities	$(344,629)	$218,446

Cash flows from financing activities
Increase in amount due to related companies	39,921	15,140

Net cash provided by financing activities	$39,921	$15,140

Net increase in cash and cash equivalents	21,212	570,629

Effect of exchange rate changes on cash and cash equivalents	1,968	17,657

Cash and cash equivalents at beginning of period	5,479,091	3,520,248

Cash and cash equivalents at end of period	$5,502,271	$4,108,534

Cash paid for interest	$-	$-

Cash paid for income taxes	$17,068	$28,100
See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

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

The Company’s major subsidiaries as of the balance sheet dates are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)#	The PRC November 29, 2006	100%#	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)#	The PRC March, 26, 2007	100%#	Marketing and distribution of IP call and discounted call services in the PRC

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)#	The PRC May 17, 2011	100%#	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA")#	The PRC December 12, 2008	100%#	Provision of prepaid shopping-card services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)#	The PRC March 21, 2008	100%#	Marketing and distribution of products on the internet

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”)#	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

# - Variable interest entities. See also Footnote 14.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and nine months ended February 28, 2014 and February 28, 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of February 28, 2014, the results of its operations and cash flows for the three months and nine months ended February 28, 2014 and February 28, 2013.

The results of operations for the three months and nine months ended February 28, 2014 are not necessarily indicative of the results for a full year period.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2014 and February 28, 2013, there were no dilutive securities outstanding.

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

	February 28, 2014	May 31, 2013	February 28, 2013
Period/year end RMB : US$ exchange rate	0.1633	0.1618	0.1587
Average period/yearly RMB : US$ exchange rate	0.1630	0.1590	0.1592
Period/year end HK$ : US$ exchange rate	0.1289	0.1288	0.1289
Average period/yearly HK$ : US$ exchange rate	0.1289	0.1288	0.1290

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

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
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

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.
2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.
3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.
4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

NOTE 4 – ACQUISITION OF A SUBSIDIARY

On January 22, 2014, Hongsheng completed the acquisition of a 56% equity interest in Xin Chang for a total consideration of RMB4.5 million (the “Acquisition”). The consideration are separated into two tranches: 1) $256,269 paid to Xin Chang’s then major shareholder upon signing of the Acquisition Agreement; and 2) another $489,900 to be paid to Xin Chang as an operating fund in batches based on Xin Chang’s financial needs as determined by the Company.

Management has assessed the fair value of the assets and liabilities of Xin Chang as of the acquisition date, and is analyzed as follows:

Assets
Cash and cash equivalents	$2,157
Trade receivables	200,301
Prepaid expenses and other receivables	9,030

Intangible assets, net – Operating concession	245,655
Total assets	$457,143

Liabilities
Accounts payable	$44,145
Accrued expenses and other payables	63,738
Tax payable	9,294
Total liabilities	117,177

Net assets acquired	339,966
Less: Net assets attributable to non-controlling interests	(149,585)
Net assets acquired attributable to shareholders of the Company	190,381

Cash consideration	256,269

Goodwill	65,888

NOTE 5 – CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	February 28, 2014	May 31, 2013
Cash and bank	$2,119,060	$1,086,549
Time deposits	3,383,211	4,392,542

Total	$5,502,271	$5,479,091

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 6 –OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	February 28, 2014	May 31, 2013

Deposits	$97,684	$176,191
Other receivables	1,279,124	258,415
Total	$1,376,808	$434,606

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 28, 2013	May 31, 2013
At cost:
Computer and software	$575,356	$587,392
Telecommunication equipment	5,172,229	5,048,888
Furniture, fixtures and equipment	207,160	205,308
Motor vehicles	127,034	125,871
Leasehold improvement	35,484	35,253
	6,117,263	6,002,712

Less: Accumulated depreciation	(4,648,267)	(4,102,151)
Property, plant and equipment, net	$1,468,996	$1,900,561

Depreciation expense for the nine months ended February 28, 2014 and 2013 amounted to $507,402 and $484,742, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets of the Company consist primarily of licenses and software for the PRC operations.

Intangible assets as of the balance sheet dates are summarized as follows:

	February 28, 2013	May 31, 2013
At cost:
Licenses and software	$2,279,461	$2,278,603
Operating concession	244,950	-
	2,524,411	2,278,603

Less: Accumulated amortization	(808,596)	(719,132)

Intangible assets, net	$1,715,815	$1,559,471

Amortization expense for the nine months ended February 28, 2014 and 2013 amounted to $89,240 and $91,331, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Redtone Technology Sdn. Bhd. was previously the holding company of Redtone Telecommunications (China) Ltd.  Pursuant to the reversed take-over by Redtone Asia, Inc., Redtone Technology Sdn. Bhd. is now the related company of Redtone Asia, both of which are subsidiaries of penultimate holding company namely Redtone International Berhad.

Amount due from a related company as of the balance sheet dates were summarized as follows:

	February 28, 2014	May 31, 2013
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,333,576	$3,302,301

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within Year 2015.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	February 28, 2014	May 31, 2013
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$156,239	$116,318

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	February 28, 2014	May 31, 2013

Accrued expenses	$355,436	$336,609
Other payables	379,017	197,766
Total	$734,453	$534,375

NOTE 11 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 12 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 28, 2014	May 31, 2013

Business tax payable	$195,485	$152,131
Income tax payable	789,038	563,497
Others	3,834	2,414
Total	$988,357	$718,042
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

NOTE 13 –PROVISION FOR INCOME TAXES/(INCOME TAX INCOME)

Income tax for nine months ended February 28, 2014 and 2013 are summarized as follows:
	Nine months ended February 28,
	2014	2013

Current – PRC income tax	$236,985	$177,211
Deferred income tax income	(11,110)	(10,821)
Total	$225,875	$166,390

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended February 28, 2014	Nine months ended February 28, 2013

Income before provision for income taxes	879,427	155,083

Expected PRC income tax expense at statutory tax rate of 25%	$219,857	$38,771
Different tax rate for PRC/Hong Kong local authority	15,233	(3,167)
Expenses not deductible for tax	4,616	28,738
Utilization of tax loss brought forward	(107,635)	-
Tax loss not provided for deferred tax	93,804	102,048

Total	$225,875	$166,390

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

On November 30, 2006, the Company entered into loan agreements with Huang Bin (“HB”) and Mao Hong (“MH”) for the establishment of Shanghai Hongsheng Net Telecommunications Co., Ltd (“Hongsheng”) and on November 30, 2006, an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and REDtone Telecommunications (Shanghai) Limited (“REDtone Shanghai”). The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao (“MJ”) and MH for the establishment of Shanghai Huitong Telecommunications Co., Ltd (“Huitong”) and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to the Company and REDtone Shanghai

On May 24, 2011, Hongsheng had entered into the Nominee Agreement among Wang Jianping and Xu Lanying provided that Hongsheng would commission Wang Jianping and Xu Lanying to establish Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”) and the nominee shareholders of Nantong Jiatong is Wang Jianping and Xu Lanying.

On May 24, 2011, the Company entered into the loan Agreement with Nantong Jiatong to extend a loan of RMB22,000,000 for the additional capital injection into Hongsheng for establishment of QBA, an equity pledge agreement entered by and amongst the Company, Nantong Jiatong and Hongsheng, provided that Nantong Jiatong would pledge all its equities in Hongsheng to the Company.

On January 22, 2014, Hongsheng completed the acquisition of a 56% equity interest in Xin Chang, as a direct subsidiary.

Although the Company is not the shareholder of Hongsheng, Huitong, Nantong Jiatong, QBA, Jiamao and Xin Chang, the Company has determined that it is the primary beneficiary of these entities, as the Company has 100% voting powers and entitled to receive all the benefit from operations of these four entities. Hence, Hongsheng, Huitong, Nantong Jiatong, QBA, Jiamao and Xin Chang are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	February 28, 2014	May 31, 2013
Assets
Cash and cash equivalents	$1,899,619	$1,945,614
Inventories	12,533	10,621
Accounts receivable	1,154,909	2,392,819
Tax recoverable	23,539	23,323
Other receivables and deposits	1,229,669	283,603
Goodwill	676,274	610,386
Property, plant and equipment, net	117,481	285,823
Intangible asset, net	244,924	-

Total assets (not include amount due from intra-group companies)	$5,358,948	$5,552,189

Liabilities
Deferred income	$887,308	$867,804
Accounts payable	1,891,969	3,730,907
Accrued expenses and other payables	601,123	379,035
Tax payables	30,962	31,188
Total liabilities	$3,411,362	$5,008,934

The statements of income of the consolidated VIEs for nine months ended February 28, 2014 and 2013 are as follows, and are included in the consolidated statements of income of the Company:

	Nine months ended February 28, 2014	Nine months ended February 28, 2013

Revenue	$4,093,086	$5,347,191
Other income and gains	34,397	32,949
Service costs (Not including service costs payable to intra-group companies)	(1,852,309)	(3,875,423)
Administrative and other expenses	(290,799)	(280,298)
Personnel cost	(550,068)	(538,180)
Depreciation expense	(165,056)	(164,736)
Other operating expenses	(37,590)	-

Income before provision for income taxes (Not including service costs payable to other intra-group companies)	1,231,661	521,503
Income tax	(17,032)	(28,136)
Net income	$1,214,629	$493,367

NOTE 15 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:-

	Nine months ended February 28, 2014	Nine months ended February 28, 2013
Revenues from:
Telecommunications	$4,365,689	$5,007,451
Prepaid business solution	208	728,887
	4,365,897	5,736,338

Segment profit/(loss) from:
Telecommunications	$1,109,320	$417,877
Prepaid business solution	(229,893)	(262,794)
	879,427	155,083

Depreciation and amortization expenses:
Telecommunications	$450,311	$431,539
Prepaid business solution	146,331	144,534
	596,642	576,073

Segment assets:
Telecommunications	$13,482,154	$11,443,576
Prepaid business solution	3,123,523	3,407,689
Eliminations	(1,340,956)	(1,307,398)
	15,264,721	13,543,867

Capital expenditure
Telecommunications	$313,354	$85,254
Prepaid business solution	-	-
	313,354	85,254

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

Business Overview

We are principally involved in the business of offering discounted call services for end users and paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.    The Company is also venturing into e-POS business of providing e-payment channel to the registered retail shops for their ease of payment convenient..

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

Year-to-date Results of Operations

Year-to-date Results for Nine-month period ended February 28, 2014 as Compared to period ended February 28, 2013

The following table summarizes the results of our operations during the nine-month periods ended February 28, 2014 and February 28, 2013, and associated percentage changes for comparisons purposes.
	9-month ended
	Feb 28, 2014	Feb 28, 2013	+/-	% changes

Revenue	$4,365,897	$5,736,338	(1,370,441)	-24%

Other income and gains	185,245	134,242	51,003	38%

Service costs	(1,862,821)	(3,892,206)	(2,029,385)	-52%

Personnel cost	(681,413)	(656,168)	25,245	4%

Depreciation expense	(507,402)	(484,742)	22,660	5%

Amortization expense	(89,240)	(91,331)	(2,091)	-2%

Administrative and other expenses	(530,839)	(591,050)	(60,211)	-10%

Income before provision for income taxes	879,427	155,083	724,344	467%

Provision for income taxes	(225,875)	(166,390)	59,485	36%

Net income	$653,552	$(11,307)	664,859	N/A%

Revenues

Information of the Company’s segmental revenue as follows:

	Nine months ended February 28, 2014	Nine months ended February 28, 2013
Revenues from:
Telecommunications	$4,365,689	$5,007,451
Prepaid business solution	208	728,887
	4,365,897	5,736,338
The Company generated revenue of $4,365,897 in the first 9 months of the fiscal year ending May 31, 2014, representing a 24% decrease as compared with the preceding year’s corresponding quarters. The decrease in revenues was mainly due to the decrease in revenue from telecommunication segment by $0.6 million and the decrease in revenue from prepaid business solution segment by $0.7 million.

The decrease in revenue from telecommunication segment by $0.6 million was mainly due to lower consumption from the competitive market.

The decrease in revenue from prepaid business solution segment by $0.7 million was due to the absent of revenue in the first 9 months of the fiscal year ending May 31, 2014, while there was a one-off revenue from prepaid business solution segment of $0.73 million generated in the third quarter of last fiscal year.

Service Costs

Information of the Company’s segmental service costs as follows:

	Nine months ended February 28, 2014	Nine months ended February 28, 2013
Cost of services from:
Telecommunications	$1,862,821	$3,211,398
Prepaid business solution	-	680,808
	1,862,821	3,892,206

Service costs reduce by $2,029,385 or 52% in the first nine months in fiscal year 2014. The decrease in service costs was mainly due to the decrease in service costs from telecommunication segment by $1.3 million and the decrease in service costs from prepaid business solution segment by $0.68 million.

The decrease in service costs from telecommunication segment by $1.3 million was mainly due to our diversification cost structure to various vendors which provide better rate with better quality.

The decrease in service costs from prepaid business solution segment by $0.68 million was due to the absent of revenue in the first 9 months of the fiscal year ending May 31, 2014, while there was a one-off revenue from prepaid business solution segment and the cost associated with this revenue is $0.68 million generated in the third quarter of last fiscal year.

Personnel costs

Personnel expenses totaled $681,413, representing a marginal increase of 4% or $25,245 as compared to the preceding year’s corresponding quarters. The increase was mainly due to additional payroll attributable to the newly acquired subsidiary of $23,811.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $596,642, generally comparable to the preceding year’s corresponding quarter.

Administrative and other expenses
General and administrative expenses totaled $530,839 representing a decrease of 10% or $60,211 as compared to the preceding year’s corresponding quarters due to some cost saving practices by the Company.

Income before provision for income tax
Profit before provision for income tax totaled $879,427, as compared to $155,083 for the preceding year’s corresponding quarters. This is due to the improvement in operating performance.

3nd Quarter Results for period ended February 28, 2014 as Compared to period ended February 28, 2013

The following table summarizes the 3rd quarter results of our operations during the three month periods ended February 28, 2014 and February 28, 2013, and associated percentage changes for comparisons purposes.

	Three months ended
	Feb 28, 2014	Feb 28, 2013	+/-	% changes

Revenue	$1,460,418	$2,123,478	$(663,060)	-31%

Other income and gains	38,943	$55,946	(17,003)	-30%

Service costs	(630,545)	$(1,484,462)	(853,917)	-58%

Personnel cost	(276,115)	$(226,957)	49,158	22%

Depreciation expense	(170,487)	$(162,345)	8,142	5%

Amortization expense	(31,030)	$(30,447)	583	2%

Administrative and other expenses	(207,576)	$(131,844)	75,732	57%

Income before provision for income taxes	183,608	143,369	40,239	28%

Provision for income taxes	(154,282)	$(77,465)	76,817	99%

Net income	$29,326	$65,904	$(36,578)	-56%

Revenues

Information of the Company’s segmental revenue as follows:

	Three months ended February 28, 2014	Three months ended February 28, 2013
Revenues from:
Telecommunications	$1,460,418	$1,419,089
Prepaid business solution	-	704,389
	1,460,418	2,123,478
The Company generated revenue of $1,460,418 in the third quarter of the fiscal year ending May 31, 2014, representing a 31% decrease as compared with the preceding year’s corresponding quarters. The decrease in revenues was mainly due to the decrease in revenue from prepaid business solution segment by $0.7 million, a one-off revenue from prepaid business solution in the third quarter of last fiscal year.

Service Costs

Information of the Company’s segmental service costs as follows:

	Three months ended February 28, 2014	Three months ended February 28, 2013
Cost of services from:
Telecommunications	$630,545	$803,654
Prepaid business solution	-	680,808
	630,545	1,484,462

Service costs reduce by $853,917 or 58% in the third quarter of the fiscal year 2014. The decrease in service costs was mainly due to the decrease in service costs from telecommunication segment by $0.17 million and the decrease in service costs from prepaid business solution segment by $0.68 million.

The decrease in service costs from telecommunication segment by $0.17 million was mainly due to our diversification cost structure to various vendors which provide better rate with better quality.

The decrease in service costs from prepaid business solution segment by $0.68 million was due to the absent of revenue in the third quarter of the fiscal year ending May 31, 2014, while there was a one-off revenue from prepaid business solution segment and the cost associated with this revenue is $0.68 million generated in the third quarter of last fiscal year.

Personnel costs

Personnel expenses totaled $276,115, representing an increase of 22% or $49,158 as compared to the preceding year’s corresponding quarters. This increase is mainly due to payroll attributable to the newly acquired subsidiary of $23,811.

Amortization and depreciation expenses

Amortization and depreciation expenses totaled $201,517, generally comparable to the preceding year’s corresponding quarter.

Administrative and other expenses

General and administrative expenses totaled $207,576 representing an increase of 57% or $75,732 as compared to the preceding year’s corresponding quarters. The increase is mainly due to the consolidation on the newly acquired subsidiary.

Income before provision for income tax

Profit before provision for income tax totaled $183,608, as compared to $143,369 for the preceding year’s corresponding quarters. This is due to the improvement in operating performance.

Liquidity and Capital Resources

Cash
Our cash balance at February 28, 2014 was $5,502,271, representing an increase of $23,180 compared to our cash balance of $5,479,091 at May 31, 2013.

Cash Flow
	Nine months ended
	Feb, 28 2014	Feb, 28 2013	+/-	% Changes
Net cash provided by operating activities	$325,920	$337,043	(11,123)	-3%
Net cash (used in)/provided by investing activities	$(344,629)	$218,446	(563,075)	N/A
Net cash provided by financing activities	$39,921	$15,140	24,781	164%
Net increase in cash and cash equivalents	21,212	570,629	(549,417)	-96%

Cash inflows from operations during the nine months ended February 28, 2014 amounted to $325,920, which is generally comparable to the corresponding period last year.

Our cash outflows in investing activities during the nine months ended February 28, 2014 amounted to $344,629 as compared to an inflow of $218,446 for the same period in 2013. Difference of $563,075 mainly represents a net outflow of $254,112 in the acquisition of a subsidiary during the third quarter of 2014 (2013: nil), and proceeds of $318,392 from disposal of available-for-sale investment in 2013 (2014: nil).

The Company has cash inflows of $39,921 from financing activities for the nine months ended February 28, 2014, which is generally comparable to the corresponding period last year.

Working Capital
Our working capital recorded a surplus of $3,418,280 as of February 28, 2014.

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

ITEM 4T.                      CONTROL AND PROCEDURES

Controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer to allow for timely decisions regarding required disclosure.

As of February 28, 2014, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended February 28, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2014.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 15, 2014, the date the financial statements were issued.

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

Dated: April 18, 2014	REDtone Asia, Inc.	Dated: April 18, 2014	REDtone Asia, Inc.
By:	/s/	By:	/s/
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)