Form 10-K/A
period 2013-05-31
REDtone Asia Inc
filed 2014-04-25
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to REDtone Asia Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended May 31, 2013 (the “Amended 10-K”) is being made as a result of the Company’s recent discovery of inadequate disclosures in our previously reported financial statements for the year ended May 31, 2013 relating to the organization and principal activities, and the controls and procedures. We have also made minor revisions to various other sections of the Company’s original Annual Report on Form 10-K for the year ended May 31, 2013 (the “Original 10-K”).

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K is as of September 13, 2013, the filing date of the Original 10-K. Except as stated herein, this Amended 10-K does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original 10-K other than as set forth above is amended hereby.

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

Business of the Issuer

Corporate Structure

      Control through equity ownership

      Control through contractual binding (“VIE”)

On November 30, 2006, the Company entered into loan agreements with Huang Bin (“HB”) and Mao Hong (“MH”) for the establishment of Shanghai Hongsheng Net Telecommunications Co., Ltd (“Hongsheng”). On November 30, 2006, the Company entered into an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and REDtone Telecommunications (Shanghai) Limited (“REDtone Shanghai”). The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

On April 30, 2007, the Company entered into loan agreements with Mao Junbao (“MJ”) and MH for the establishment of Shanghai Huitong Telecommunications Co., Ltd (“Huitong”). On April 30, 2007, the Company entered into an equity pledge agreement, which provides that MJ and MH would pledge all their equities in Huitong to the Company and REDtone Shanghai.

On May 24, 2011, Hongsheng entered into a nominee agreement between Wang Jianping and Xu Lanying. The nominee agreement provided that Hongsheng would commission Wang Jianping and Xu Lanying to establish Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”). The nominee shareholders of Nantong Jiatong are Wang Jianping and Xu Lanying.

On May 24, 2011, the Company entered into a loan Agreement with Nantong Jiatong to extend a loan of RMB22,000,000 (RMB22 million) for the additional capital injection into Hongsheng for the establishment of Shanghai Qianyue Business Administration Co., Ltd (“QBA”). An equity pledge agreement entered into by and amongst the Company, Nantong Jiatong and Hongsheng, provided that Nantong Jiatong would pledge all its equities in Hongsheng to the Company.

Although the Company is not the shareholder of Hongsheng, Huitong, Nantong Jiatong and QBA, the Company has determined that it is the primary beneficiary of these four entities, as the Company has 100% voting powers and is entitled to receive all the benefits from the operations of these four entities. Hence, Hongsheng, Huitong, Nantong Jiatong and QBA are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

Mr Mao Hong, the newly appointed Chief Operating Officer, is also a shareholder of Hongsheng and HuiTong.

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

Year ended May 31, 2013 compared to year ended May 31, 2012

Revenues.   The Company generated revenue of $7,220,840 in the fiscal year ended May 31, 2013, representing a 14% decrease as compared with the fiscal year ended May 31, 2012. The decrease in revenues was mainly due to the decrease in call traffics in consumer voice business by $1.65 million, an intense price competition in telecommunication market.

Information of the Company’s segmental revenue as follows:

	2013	2012
Revenue from:
Telecommunications	$6,487,707	$8,141,830
Prepaid business solutions	733,133	281,219
	7,220,840	8,423,049

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by our Internal Control team.

Based on this assessment and the criteria in our internal control framework, management has concluded that, as of May 31, 2013, our internal control over financial reporting was adequately controlled.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of May 31, 2013: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had  282,315,325  shares of common stock outstanding.

(i)	Security Ownership of directors and executive officers: None

(ii)           Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	Redtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	260,619,364	92.31%

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
During the fiscal year ended May 31, 2013 and 2012, there were no related transactions between the Company and the directors except the followings:

	2013	2012
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	41,146	2,078,955

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

NOTE 14 – VARIABLE INTEREST ENTITIES (“VIEs”)

On November 30, 2006, the Company entered into loan agreements with Huang Bin (“HB”) and Mao Hong (“MH”) for the establishment of Shanghai Hongsheng Net Telecommunications Co., Ltd (“Hongsheng”). On November 30, 2006, the Company entered into an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and REDtone Telecommunications (Shanghai) Limited (“REDtone Shanghai”). The agreement also provides that the Company’s control of Hongsheng shall take effect from June 1, 2007.

On April 30, 2007, the Company entered into loan agreements with Mao Junbao (“MJ”) and MH for the establishment of Shanghai Huitong Telecommunications Co., Ltd (“Huitong”). On April 30, 2007, the Company entered into an equity pledge agreement, which provides that MJ and MH would pledge all their equities in Huitong to the Company and REDtone Shanghai.

On May 24, 2011, Hongsheng entered into a nominee agreement between Wang Jianping and Xu Lanying. The nominee agreement provided that Hongsheng would commission Wang Jianping and Xu Lanying to establish Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”). The nominee shareholders of Nantong Jiatong are Wang Jianping and Xu Lanying.

On May 24, 2011, the Company entered into a loan Agreement with Nantong Jiatong to extend a loan of RMB22,000,000 (RMB22 million) for the additional capital injection into Hongsheng for the establishment of Shanghai Qianyue Business Administration Co., Ltd (“QBA”). An equity pledge agreement entered into by and amongst the Company, Nantong Jiatong and Hongsheng, provided that Nantong Jiatong would pledge all its equities in Hongsheng to the Company.

Although the Company is not the shareholder of Hongsheng, Huitong, Nantong Jiatong and QBA, the Company has determined that it is the primary beneficiary of these four entities, as the Company has 100% voting powers and is entitled to receive all the benefits from the operations of these four entities. Hence, Hongsheng, Huitong, Nantong Jiatong and QBA are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

The status of Hongsheng, Huitong, Nantong Jiatong and QBA as VIEs has not changed since the date of the combination. In addition, the Company did not identify any additional VIEs in which we hold a significant interest.

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

REDTONE ASIA, INC.

Dated: April, 2014	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	April, 2014
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	April, 2014

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	April, 2014