Form 10-Q/A
period 2013-11-30
REDtone Asia Inc
filed 2014-04-25
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer  (do not check if s☐aller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to REDtone Asia Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2013 (the “Amended 10-Q”) is being made as a result of the Company’s recent discovery of inadequate disclosures in our previously reported financial statements for the quarter ended November 30, 2013 relating to the organization and principal activities, and the controls and procedures. We have also made minor revisions to various other sections of the Company’s original Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 (the “Original 10-Q”).

For convenience and ease of reference, the Company is filing the Quarterly report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-Q is as of January 15, 2014, the filing date of the Original 10-Q. Except as stated herein, this Amended 10-Q does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original 10-Q other than as set forth above is amended hereby.

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

	6-month ended
	Nov 30, 2013	Nov 30, 2012	+/-	% changes

Revenue	$2,905,479	$3,612,860	(707,381)	-20%

Other income and gains	146,302	78,296	68,006	87%

Service costs	(1,232,276)	(2,407,744)	(1,175,468)	-49%

Personnel cost	(405,298)	(429,211)	(23,913)	-6%

Depreciation expense	(336,915)	(322,397)	14,518	5%

Amortization expense	(58,210)	(60,884)	(2,674)	-4%

Administrative and other expenses	(323,263)	(459,206)	(135,943)	-30%

Income before provision for income taxes	695,819	11,714	684,105	5840%

Provision for income taxes	(71,593)	(88,925)	(17,332)	-19%

Net gain	$624,226	$(77,211)	701,437	N/A

Revenues

Information of the Company’s segmental revenue as follows:

	Six months ended	Six months ended
	November 30, 2013	November 30, 2012
Revenue from:
Telecommunications	$2,905,070	$3,588,362
Prepaid business solutions	409	24,498
	2,905,479	3,612,860

The Company generated revenue of $2,905,479 in the first 6 months of the fiscal year ending May 31, 2014, representing a 20% decrease as compared with the preceding year’s corresponding quarters. The decrease in revenues was mainly due to the decrease in revenue from telecommunication segment by $0.68 million and the decrease in revenue from prepaid business solution segment by $0.02 million.

The decrease in revenue from telecommunication segment by $0.68 million was mainly due to lower consumption from the competitive market.

There are no any seasonal aspects to our revenue in prepaid business solutions.
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

	Three months ended
	Nov 30, 2013	Nov 30, 2012	+/-	% changes

Revenue	$1,410,600	$1,511,465	$(100,865)	-7%

Other income and gains	103,920	$60,714	43,206	71%

Service costs	(415,971)	$(946,135)	(530,164)	-56%

Personnel cost	(189,468)	$(204,861)	(15,393)	-8%

Depreciation expense	(169,497)	$(161,343)	8,154	5%

Amortization expense	(27,782)	$(31,340)	(3,558)	-11%

Administrative and other expenses	(135,123)	$(143,354)	(8,231)	-6%

Income before provision for income taxes	576,679	85,146	491,533	577%

Provision for income taxes	(75,982)	$(74,677)	1,305	2%

Net gain	$500,697	$10,469	$490,228	4683%

Revenues
Information of the Company’s segmental revenue as follows:

	Three months ended	Three months ended
	November 30, 2013	November 30, 2012
Revenue from:
Telecommunications	$1,410,803	$1,493,240
Prepaid business solutions	(203)	18,225
	1,410,600	1,511,465

The Company generated revenue of $1,410,600 in the second quarter of the fiscal year ending May 31, 2014, representing a 7% marginal decrease as compared with the preceding year’s corresponding quarters. The decrease in revenues was mainly due to the decrease in revenue from telecommunication segment by $0.08 million.

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

As of November 30, 2013, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this yearly report.

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

Changes in internal controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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