Form 10-K/A
period 2013-05-31
REDtone Asia Inc
filed 2014-06-30
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 2 to REDtone Asia Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended May 31, 2013 (the “Amended 10-K”) is being made as a result of the Company’s recent discovery of inadequate disclosures in our previously reported financial statements for the year ended May 31, 2013 relating to the organization and principal activities, and the controls and procedures. We have also made minor revisions to various other sections of the Company’s original Annual Report on Form 10-K for the year ended May 31, 2013 (the “Original 10-K”).

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of May 31, 2013, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended May 31, 2013.

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
REDtone Asia, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of REDtone Asia, Inc. and its subsidiaries (“the Company”) as of May 31, 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of May 31, 2013. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	June, 2014
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	June, 2014

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	June, 2014