Form 10-Q/A
period 2014-02-28
REDtone Asia Inc
filed 2014-06-30
CIK 1341319

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

EXPLANATORY NOTE

This Amendment No. 1 to REDtone Asia Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2014 (the “Amended 10-Q”) is being made as a result of the Company’s recent discovery of inadequate disclosures in our previously reported financial statements for the quarter ended February 28, 2014 relating to the organization and principal activities, and the controls and procedures. We have also made minor revisions to various other sections of the Company’s original Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (the “Original 10-Q”).

For convenience and ease of reference, the Company is filing the Quarterly report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-Q is as of April 21, 2014, the filing date of the Original 10-Q. Except as stated herein, this Amended 10-Q does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original 10-Q other than as set forth above is amended hereby.

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended February 28, 2014 (unaudited)

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At February 28, 2014 and May 31, 2013

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets
Cash and cash equivalents	$5,502,271	$5,479,091
Inventories	12,533	10,621
Accounts receivable	1,154,909	2,398,488
Tax recoverable	23,539	23,323
Other receivables and deposits	1,376,808	434,606
Total current assets	8,070,060	8,346,129

Property, plant and equipment, net	1,468,996	1,900,561
Intangible assets, net	1,715,815	1,559,471
Goodwill	676,274	610,386
Amount due from a related company	-	3,302,301

Total assets	$11,931,145	$15,718,848

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	$860,301	$840,740
Accounts payable	1,912,430	3,751,360
Accrued expenses and other payables	734,453	534,375
Amount due to a related company	156,239	116,318
Taxes payable	988,357	718,042
Total current liabilities	4,651,780	5,960,835

Deferred tax liabilities	8,790	19,739

Total liabilities	4,660,570	5,980,574

Stockholders’ equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,333,576)	-
Retained earnings	1,775,801	1,095,216
Accumulated other comprehensive income	951,172	887,933
Equity attributable to shareholders of the Company	7,148,522	9,738,274
Equity attributable to non-controlling interest	122,053	-
Total stockholders’ equity	7,270,575	9,738,274

Total liabilities and stockholders’ equity	$11,931,145	$15,718,848
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

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of Feburuary 28, 2014. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

NOTE 16 – RESTATEMENT

The Company reclassified the amount due from a related company as of February 28, 2014 of $3,333,576 from non-current assets to equity. As a result total assets and equity decreased by $3,333,576, respectively. There is no change in liabilities and results for the period.

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