Form 10-K
period 2014-05-31
REDtone Asia Inc
filed 2014-09-02
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recent fiscal year were $6,176,820.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2014 was $-0-.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

At the date of this report, there were 282,315,356 outstanding shares of Redtone Asia, Inc. Common Stock, $0.0001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe”, “project”, “expect”, “anticipate”, “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,”  “possible,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Historical Overview

As of May 31, 2014, details of the Company and its subsidiaries are as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holdings

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”)	The PRC November 29, 2006	100% (1)	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”)	The PRC March, 26, 2007	100% (1)	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”)	The PRC March 21, 2008	100% (1)	Marketing and distribution of products on the Internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nanjing Jiatong”)	The PRC May 17, 2011	100% (1)	Investment holdings

Shanghai QianYue Business Administration Co., Ltd. ("QBA")	The PRC December 12, 2008	100% (1)	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”)	The PRC January 13, 2006	56% (1)	Marketing and distribution of IP call and discounted call services in the PRC

(1) - Variable interest entities.  See also Footnote 16 in the Notes to the audited financials.

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

On May 24, 2011, the Company entered into a loan Agreement with Nantong Jiatong to extend a loan of RMB22,000,000 (RMB22 million) for the additional capital injection into Hongsheng for the establishment of Shanghai Qianyue Business Administration Co., Ltd (“QBA”). An equity pledge agreement entered into by and amongst the Company, Nantong Jiatong and Hongsheng, provided that Nantong Jiatong would pledge all its equities in Hongsheng to the Company

Although the Company is not the shareholder of Hongsheng, Huitong, Nantong Jiatong and QBA, the Company has determined that it is the primary beneficiary of these four entities, as the Company has 100% voting powers and is entitled to receive all the benefits from the operations of these four entities. Hence, Hongsheng, Huitong, Nantong Jiatong and QBA are identified as VIEs and are consolidated as if wholly-owned subsidiaries of the Company.

Mr Mao Hong, the newly appointed Chief Operating Officer, is also a shareholder of Hongsheng and HuiTong.

On January 22, 2014, Hongsheng completed the acquisition of a 56% equity interest in Xin Chang from Diao Xi Rui (“DXR”), a non-affiliated person. The consideration of $245,655 was paid upon signing of the Acquisition Agreement; while another $489,900 to be paid to Xin Chang as an operating fund in batches based on Xin Chang’s financial needs as determined by the Company.  Pursuant to the agreement, the assets and liabilities of Xin Chang immediate before the acquisition was transferred to DXR. Therefore, the acquisition is in fact the purchase of operating concession.

Subsequent to the year-end date, on July 25, 2014, the Company entered into an agreement to dispose of its entire equity interest in Hongsheng, a VIE subsidiary, to Guotai Investment Holdings Limited at a total cash consideration of approximately $4.54 million.

Pursuant to the agreement, Hongsheng shall transfer all its operations, assets and liabilities other than investment in QBA prior to the completion of the above transaction. Therefore, the entire arrangement is to dispose of the shell of Hongsheng together with the entire interest in QBA.

The completion of disposal is subject to the transfer of the aforementioned operations, assets and liabilities, and also statutory approval by PRC local government.

Business Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end user in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

Redtone China had on 25 July 2014 entered into a Share Sale Agreement (“SSA”) with Guotai Investment Holdings Limited (“GUOTAI”) for the divestment of Hongsheng for a total cash consideration of RMB28,000,000 for the purpose of GUOTAI acquiring the 3rd party payment license, held by its wholly owned subsidiary, QBA.

Hongsheng has been conducting all the telco related services in Shanghai. These telco related businesses shall be transferred to Huitong, a subsidiary of Redtone China from the Completion date. Therefore, all existing telco businesses of Hongsheng shall remain with the REDtone Group.

Upon completion of the Divestment, Hongsheng shall cease to be a subsidiary of Redtone China.

Products and Services

REDtone China offer the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile
4. Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

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

Close communication with our front line resellers will enable us to gather market intelligence and assist us in strategy formulation that is relevant to market needs.

(d)	Value Added Services

For the telecommunications services we provide, customers would also benefit from value added services in our convenient reload, customer care services and support, and e-billings.

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

Shanghai Hongsheng Net Telecommunication Co., Ltd. (“Hongsheng”), the subsidiary that carries out the telecommunication distribution services currently has a business license in connection with these services.  The business license is valid until November 28, 2026, and the Telecommunication Value-Adding Business Operating Permit is valid until October 7, 2018.  Both are subject to annual filings; however, the Company does not foresee any issue regarding renewal or material fees involved in the renewal.

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

The “REDtone” logo in Chinese is registered trademarks in China valid until October 13, 2020.

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2014.

Number of Employees

Currently, we have our Chief Executive Officer to manage the Company. With the acquisition of REDtone China, as of May 31, 2014, we had thirty nine (39) employees including eleven (11) in the Management team, twenty (20) in Research & Development, Customer Care, Sales and Marketing as well as Finance and Administrative, and balance of eight (8) in Technical supports. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related dispute recorded over the years.

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

Dependence on key personnel

The technology industry is a growing and fast-changing sector and management and operation of the business requires the employment of highly-skilled knowledge workers, whether in technology or non-technology related fields. Our management recognizes and believes that our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Executive Directors, Chief Executive Officers and key personnel. The labor market for skilled personnel in this field is highly competitive. We recognize that our success depends to a significant extent upon, amongst others, our ability to attract new personnel and retain its existing skilled personnel. We seek to mitigate this risk factor by offering its employees competitive salary/remuneration and benefits packages. There can be no assurance that the measures taken will be successful and that any change in our existing skilled personnel will not have a material effect on our business and operations.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of May 31, 2014, we had 282,315,356 outstanding shares of Common Stock.

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol “RTAS”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2014, we had approximately 49 shareholders of record.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from June 1, 2013 to the date of this report, there is no sale of  unregistered securities.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Continuing operations

Results of continuing operations for year ended May 31, 2014 compared to year ended May 31, 2013

	Year ended
	May 31, 2014	May 31, 2013	Increase/(Decrease) from previous year
Revenue	6,176,820	6,487,707	(310,887)	-5%
Other income and gains	149,588	97,588	52,000	53%
Service costs	(2,955,367)	(4,030,075)	1,074,708	-27%
Personnel cost	(752,868)	(619,800)	(133,068)	21%
Depreciation expense	(484,432)	(459,122)	(25,310)	6%
Amortization expense	(137,452)	(121,632)	(15,820)	13%
Administrative and other expenses	(806,221)	(669,568)	(136,653)	20%

Income before provision for income taxes	1,190,068	685,098	504,970	74%
Provision for income taxes	104,362	(284,680)	389,042	137%

Net income before non-controlling interest	1,294,430	400,418	894,012	223%

Revenues. The Company generated revenue of $6,176,820 in the fiscal year ended May 31, 2014, representing a 5% decrease as compared with the fiscal year ended May 31, 2013. The decrease in revenues was mainly due to the decrease in call traffics in consumer voice business by $0.31 million, an intense price competition in telecommunication market.

Other income and gains.  During the fiscal year ended May 31, 2014, the Company recorded other income and gains of $149,588, an increase of $52,000 or 53% compared with last year.  The increase was due to an increase in interest income from time deposits.

Service cost. Service costs from operations for the year ended May 31, 2014 of $2,955,367 reflected a decrease of $1,074,708 over the fiscal year ended May 31, 2013. The decrease was mainly due to improvement in operating efficiency by reducing the use of unnecessary data..

Personnel expenses.  The personnel expenses have increased 21% or $133,068 to $752,868 for the year ended May 31, 2014. This is mainly contributed by annual increment in payroll and additional headcount due to the inclusion of the newly acquired Xin Chang operation.

Depreciation and amortization expenses.  Depreciation is generally comparable to last year. The increase in amortization expense was mainly attributable to the amortization of the newly acquired customer base and the operating concession during the year.

Administrative and other operating expenses.  The general and administrative expenses have increased $136,653 or 20% to $806,221. This is mainly due to the inclusion of the newly acquired Xin Chang operation.

Income before provision for income taxes.  For the financial year under review, the dropped in service costs has caused the net income before provision for income taxes stood at $1,190,068 as compared to $685,098 over the financial year 2013.

Provision for income taxes.  For the financial year under review, there is a income tax income of $104,362 compared to income tax expense of $284,680 over the financial year 2013. This was mainly due to a reversal of overprovided tax expense in last financial year as Redtone Shanghai has obtained its 2 years full-tax exemption, starting from January 1, 2013, and 3 years 50%-tax exemption from the local tax authority.

Net income before non-controlling interest.  For the financial year under review, the dropped in service costs and income tax income has caused the net income before non-controlling interest stood at $1,294,430 as compared to $400,418 over the financial year 2013.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2014, was $2,991,276, representing a reduction of $2,487,815, from previous cash balance of $5,479,091 as of May 31, 2013.

Cash Flow (before effect of exchange rate changes).

	May 31, 2014	May 31, 2013	+/-	% Changes
Net cash provided by/ (used in) operating activities	$(196,758)	$1,782,442	(1,979,200)	-111%
Net cash provided by/(used in) investing activities	$(518,807)	$151,079	(669,886)	-443%
Net cash provided by financing activities	$32,473	$39,190	(6,717)	-17%
Net (decrease)/increase in cash and cash equivalents	(683,092)	1,972,711	(2,655,803)	-135%

Net cash used in operations during the fiscal year ended May 31, 2014 amounted to $196,758 as compared to net cash provided by operations of $1,782,442 in the same period of FY2013, the change was mainly due to more settlement of account payable during the year.

Net cash flow used in investing activities for the fiscal year ended May 31, 2014 amounted to $518,807 mainly represents consideration paid for the acquisition of Xinchang during the year, and also cash paid in purchase of new property, plant and equipment.

There was net cash provided in financing activities for the year ended May 31, 2014 total $32,473 aroused from intercompany advances.

Working Capital

Our working capital was a positive of $3,712,695 at May 31, 2014, an increase of 56% year on year. The increased in working capital is mainly due to non-inclusion of the cash and cash equivalent in our discontinued operation, i.e. QBA.

At May 31, 2014, we had stockholders’ equity of $7,546,038; total assets of $12,715,771 and total current liabilities of $5,005,963.

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

Discontinued Operations

Results of discontinued operations for year ended May 31, 2014 compared to year ended May 31, 2013

	Year ended
	May 31, 2014	May 31, 2013	Increase/(Decrease) from previous year
Revenue	63,849	733,133	(669,284)	-91%
Other income and gains	97,390	43,972	53,418	121%
Service costs	14,354	699,846	(685,492)	-98%
Personnel cost	157,777	198,913	(41,136)	-21%
Depreciation expense	182,797	192,409	(9,612)	-5%
Administrative and other expenses	50,548	36,950	13,598	37%

Loss before provision for income taxes	(244,237)	(351,013)	106,776	30%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	(244,237)	(351,013)	106,776	30%

Revenues. The Company generated revenue of $63,849 in the fiscal year ended May 31, 2014, representing a 91% decrease as compared with the fiscal year ended May 31, 2013. The decrease was mainly due to one-off project in previous year which have not recurring in this financial year.

Other income and gains.  During the fiscal year ended May 31, 2014, the Company recorded other income and gains of $97,390, an increase of $53,418 or 121% compared with last year.  The increase was due to an increase in interest income from time deposits.

Service cost. Service costs from operations for the year ended May 31, 2014 of $14,354 reflected a decrease of $685,492 over the fiscal year ended May 31, 2013. The decrease was consistent with the lower revenue generated during the year.

Personnel expenses.  The personnel expenses have decreased 21% or $41,136 to $157,777 for the year ended May 31, 2014. This is mainly due to lay-off some of the manpower to optimize the cost of the company.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $244,237 as compared to $351,013 over the financial year 2013 mainly due to lower personnel expenses compared to last year.

Liquidity and Capital Resources.

Cash

Our discontinued cash balance at May 31, 2014 (included in asset held for sale in the Consolidated Balance Sheets) was $1,687,392 as compared to previous cash balance of $1,797,240 as of May 31, 2013.

Cash Flow from Discontinued Operations (before effect of exchange rate changes).

	May 31, 2014	May 31, 2013	+/-	% Changes
Net cash provided by/ (used in) operating activities	$(114,149)	$(99,105)	(15,044)	-15%

Net (decrease)/increase in cash and cash equivalents	(114,149)	(99,105)	(15,044)	-15%

Net cash used in operations during the fiscal year ended May 31, 2014 amounted to $114,149 as compared to net cash provided by operations of $99,105 in the same period of FY2013, an reduction of 15% as a result of a decrease in operating expenses.

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

As this is a prepaid product, there is an expiry date for the product sold. If the airtime is not utilize by the expiry date, which is currently one year from the activation date, it will be deemed expired and recognize as revenue based on the remaining gross value of the expired prepaid product

2.     Discounted call services for corporate as follow:
.

• Collaboration with CTT – the revenue recognize is the commission earn from distributing the discounted call services to corporate customer; and

• Collaboration with other telecommunication providers –the revenue recognize is the commission earn from distributing the discounted call services to corporate customer.

3.	Reload services for prepaid mobile – revenue recognize is the commission earn.

4.	Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

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

None

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of May 31, 2014, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2014 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	49	Director CEO	July 2008 - Present October 2010- Present
Lau Bik Soon	44	Director	October 2010-Present
Ng Hui Nooi	41	CFO	March 2012-Present

Mr Chuan Beng Wei, age 49, is now the Chief Executive Officer of the Company.  Mr Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor’s Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

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

Mr. Bik Soon Lau, age 44, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group’s Malaysia business which includes data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company’s channel partner, and helped the company grow its business in Malaysia.

Mr. Lau’s 16 years of experience as Sales Director in the ICT and telecommunications industry provides expertise in corporate leadership and strategic marketing planning. In his career, he has held numerous other positions, including sales director, partner sales manager, enterprise division account manager, business development manager, systems engineer, and research and design engineer.  He has held these positions with organizations such as Cisco Systems, Sun Microsystems, Compaq Computer, TQC Consultant (IT Division) Sdn Bhd, and Motorola Penang. During his tenure with these organizations, he received various Partner Management Excellence awards as well as many accolades as a high achiever in sales.

Ms. Hui Nooi Ng, age 41, a Malaysian Chartered Accountant, obtained her Professional Degree from The Association of Chartered Certified Accountants in 2004.   Ms. Ng has more than eighteen years of working experience in accountancy and has held various positions from accountant to finance manager with companies in Malaysia and Vietnam. In 1999, she joined ChemQuest Sdn Bhd, as an accountant, fully responsible for the finance and accounting operations for the company. In 2010, she joined Poh Huat Furniture Ind. Vietnam Joint Stock Co, a Malaysian manufacturing company based in Vietnam as the Finance Manager.  In this position, her main responsibilities included financial review and reporting, budgeting, business planning and risk management and treasury functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2014, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2014 and 2013, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2014 or 2013 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	Sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2014	-0-	-0-	-0-	-0-
Director, CEO	2013	-0-	-0-	-0-	-0-

Bik Soon, Lau	2014	-0-	-0-	-0-	-0-
Director	2013	-0-	-0-	-0-	-0-

Hui Nooi, Ng	2014	15,638	-0-	-0-	-0-
CFO	2013	17,649	-0-	-0-	-0-

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2014 and 2013 fiscal years.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of May 31, 2014: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had  282,315,356  shares of common stock outstanding.

(i)	Security Ownership of directors and executive officers: None

(ii)	Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	REDtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	260,619,364	92.3%

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2014 and 2013, there were no related transactions between the Company and the directors except the followings:

Amount due from a related company

	2014	2013
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,272,950	$3,302,301

 Amount due to a related company
	2014	2013
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$148,791	$116,318

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Albert Wong & Co, has served as the Company’s principal accountant since April 5, 2013. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year ended May 31,
	2014	2013
Audit Fees	$48,000	42,000

Audit Related Fees	-	-

All Other Fees	0	0

Total Fees	48,000	42,000

•	Audit Fees.

-Including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q.

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

During its fiscal year ended May 31, 2014, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

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
REDtone Asia, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of REDtone Asia, Inc. and its subsidiaries (“the Group”) as of May 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Group’s internal control over financial reporting as of May 31, 2014 and 2013 included in the Group’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REDtone Asia, Inc. and its subsidiaries as of May 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.

Albert Wong & Co.
Hong Kong, China
August 29, 2014

F1

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At May 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,991,276	$5,479,091
Inventories	3,974	10,621
Accounts receivable	2,898,976	2,398,488
Tax recoverable	23,372	23,323
Other receivables and deposits	1,083,269	434,606
Assets held for sale	1,713,011	-
Total current assets	8,713,878	8,346,129

Property, plant and equipment, net	1,451,894	1,900,561
Intangible assets, net	1,939,613	1,559,471
Goodwill	610,386	610,386
Amount due from a related company	-	3,302,301

Total assets	12,715,771	15,718,848

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	743,793	840,740
Accounts payable	2,798,373	3,751,360
Accrued expenses and other payables	582,240	534,375
Amount due to a related company	148,791	116,318
Taxes payable	671,125	718,042
Liabilities related to assets held for sale	56,861	-
Total current liabilities	5,001,183	5,960,835

Deferred tax liabilities	4,780	19,739

Total liabilities	5,005,963	5,980,574

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,272,950)	-
Retained earnings	2,172,842	1,095,216
Accumulated other comprehensive income	891,021	887,933
Total stockholders’ equity	7,546,038	9,738,274
Non-controlling interests	163,770	-
Total equity	7,709,808	9,738,274

Total liabilities and stockholders’ equity	12,715,771	15,718,848

See accompanying notes to the consolidated financial statements.

F2

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended May 31, 2014 and 2013

	2014	2013
Continuing operations
Revenue	6,176,820	6,487,707
Other income and gains	149,588	97,588
Service costs	(2,955,367)	(4,030,075)
Personnel cost	(752,868)	(619,800)
Depreciation expense	(484,432)	(459,122)
Amortization expense	(137,452)	(121,632)
Administrative and other expenses	(806,221)	(669,568)

Income before provision for income taxes	1,190,068	685,098
Income tax income/(Provision for income taxes)	104,362	(284,680)

Net income before non-controlling interest	1,294,430	400,418
Share of loss by non-controlling interest	27,435	-

Net income from continuing operations	1,321,865	400,418

Discontinued operations
Net loss	(244,237)	(351,013)

Net loss from discontinued operations	(244,237)	(351,013)

Net income for the year
Net income before non-controlling interest	1,050,193	49,405
Share of loss by non-controlling interest	27,435	-
Net income for the year	1,077,628	49,405

Other comprehensive income
Gain/(loss) on foreign currency translation of continuing operations	(4,876)	72,312
Share of other comprehensive income by non-controlling interest	(1,810)	-
Other comprehensive income attributable to shareholders of the Company	(6,686)	72,312
Gain/(loss) on foreign currency translation of discontinued operations	7,962	79,602
Total other comprehensive income	1,276	151,914

Total comprehensive income
- Attributable to continuing operations	1,315,179	472,730
- Attributable to discontinued operations	(236,275)	(271,411)

Total comprehensive income	1,078,904	201,319

Earnings per share, basic and diluted
– continuing operations	0.00	0.00
– discontinued operations	(0.00)	(0.00)
Weighted average number of shares	282,315,356	282,315,356

See accompanying notes to the consolidated financial statements.

F3

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended May 31, 2014 and 2013

	Issued common shares	Common stock	Additional paid in capital	Amount due from a related company	Retained earnings	Other comprehensive income	Total stock- holders’ equity	Non- controlling interests	Total equity

Balance at June 1, 2012	282,315,356	$28,232	$7,726,893	$-	$1,045,811	$736,019	$9,536,955	$-	$9,536,955
Net income for the year	-	-	-	-	49,405	-	49,405	-	49,405
Foreign currency translation adjustments	-	-	-	-	-	151,914	151,914	-	151,914

Balance at May 31, 2013	282,315,356	28,232	7,726,893	-	1,095,216	887,933	9,738,274	-	9,738,274
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	193,015	193,015
Amount due from a related party recognized as an offset against equity				(3,272,950)	-	-	(3,272,950)		(3,272,950)
Net income for the year	-	-	-	-	1,077,628	-	1,077,628	(27,435)	1,050,193
Foreign currency translation adjustments	-	-	-	-	-	3,086	3,086	(1,810)	1,276

Balance at May 31, 2014	282,315,356	$28,232	$7,726,893	$(3,272,950)	$2,172,842	$891,021	$7,546,038	$163,770	$7,709,808

See accompanying notes to the consolidated financial statements.

F4

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Cash flows from continuing operating activities
Net income before non-controlling interest	1,294,430	400,418
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	137,452	121,632
Depreciation expense	484,432	459,122
Deferred tax	(15,071)	(14,452)
Loss on disposal of property, plant and equipment	-	5,825
Provision for doubtful accounts	141,289	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(501,009)	(1,764,958)
(Increase)/decrease in inventories	(9)	7,927
Increase in other receivables and deposits	(795,539)	(53,958)
Increase in tax recoverable	(49)	(568)
Decrease in deferred income	(96,947)	(582,826)
(Decrease)/increase in accounts payable	(887,585)	3,036,282
(Decrease)/increase in tax payables	(46,959)	250,073
Increase/(decrease) in accrued liabilities and other payables	88,807	(82,075)

Net cash (used in)/provided by continuing operating activities	(196,758)	1,782,442
Net cash used in discontinued operating activities	(114,149)	(99,105)
	(310,907)	1,683,337

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(221,053)	(131,351)
Purchases of intangible assets	(81,450)	-
Decrease/(increase) in amount due from a related company	29,351	(41,146)
Sale of available-for-sale investment	-	323,576
Acquisition of subsidiary	(245,655)	-

Net cash (used in)/provided by continuing investing activities	(518,807)	151,079
Net cash flows from discontinued investing activities	-	-
	(518,807)	151,079

Cash flows from financing activities
Cash flows from continuing financing activities
Increase in amount due to related companies	32,473	39,190

Net cash provided by continuing financing activities	32,473	39,190
Net cash flows from discontinued financing activities	-	-
	32,473	39,190

Net increase/(decrease) in cash and cash equivalents
Continuing operations	(683,092)	1,972,711
Discontinued operations	(114,149)	(99,105)
	(797,241)	1,873,606

Effect of exchange rate changes on cash and cash equivalents
Continuing operations	(7,483)	184,306
Discontinued operations	4,301	(99,069)
	(3,182)	85,237

Cash and cash equivalents at beginning of year
Continuing operations	3,681,851	1,524,834
Discontinued operations	1,797,240	1,995,414
	5,479,091	3,520,248

Cash and cash equivalents at end of year
Continuing operations	2,991,276	3,681,851
Discontinued operations	1,687,392	1,797,240
	4,678,668	5,479,091
Less: Cash and cash equivalents of discontinued operations at end of year	(1,687,392)	-
Cash and cash equivalents of continuing operations at end of year	2,991,276	5,479,091

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the consolidated financial statements.

F5

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

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

The Company’s major subsidiaries as of the balance sheet dates are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”) #	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”) #	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”) #	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”) #	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") #	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”) #	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

    # - Variable interest entities

QBA was disposed of subsequent to the year-end date.  The related assets held for sale and liabilities as of May 31, 2014 are reclassified in the consolidated balance sheet, while the results of QBA for years ended May 31, 2014 and 2013, respectively, are reported as discontinued operations. See also Footnote 4.

For continuing operations, segment reporting is not required as the revenue, profit or loss and total assets in association with the e-commerce business are immaterial to the Company’s revenue, reported profit or loss and total assets.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended May 31, 2014 and 2013 include the accounts of the Company, the Company’s subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

F6

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

(c) Accounts receivable and other receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Provision for doubtful accounts for the years ended May 31, 2014 and 2013 amounted to $141,289 and $nil, respectively.

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

Depreciation expense attributable to continuing operations for the years ended May 31, 2014 and 2013 amounted to $484,432 and $459,122, respectively. Depreciation expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $182,797 and $192,409, respectively.

(e) Intangible assets

IT license and software and operating license and are generally amortized on a straight-line basis over the expected periods of benefit, in 20 years. Customer base are amortized on a straight-line basis over 3 years.

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

Amortization expense attributable to continuing operations for the years ended May 31, 2014 and 2013 amounted to $137,452 and $121,632, respectively. Amortization expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $nil and $nil, respectively.

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

There is no impairment loss recognized during the years ended May 31, 2014 and 2013.

F7

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

F8

2.	Discounted call services for corporate as follow:

☐	Collaboration with CTT – the revenue recognize is the commission earned from distributing the discounted call services to corporate customer; and

☐	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customer.

3.	Reload services for prepaid mobile – revenue recognized is the commission earned.

4.	Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

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

	May 31, 2014	May 31, 2013
Year end RMB : US$ exchange rate	0.1621	0.1618
Average yearly RMB : US$ exchange rate	0.1629	0.1590
Year end HK$ : US$ exchange rate	0.1290	0.1288
Average yearly HK$ : US$ exchange rate	0.1290	0.1288

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

F9

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most

F10

industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as of the following:

-An annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public entity effective date);
-An annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017; or
-An annual reporting period beginning after December 15, 2017, including interim periods within that reporting period.

An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

-For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
-For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.
-For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, it also should provide the additional disclosures in reporting periods that include the date of initial application of:

-The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
-An explanation of the reasons for significant changes.

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

NOTE 4 – DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATION

Subsequent to the year-end date, on July 25, 2014, the Company entered into an agreement to dispose of its entire equity interest in Hongsheng, a VIE subsidiary, to Guotai Investment Holdings Limited at a total cash consideration of approximately $4.54 million.

Pursuant to the agreement, Hongsheng shall transfer all its operations, assets and liabilities other than investment in QBA prior to the completion of the above transaction. Therefore, the entire arrangement is to dispose of the shell of Hongsheng together with the entire interest in QBA.

The completion of disposal is subject to the transfer of the aforementioned operations, assets and liabilities, and also statutory approval by PRC local government.

As of the May 31, 2014, QBA’s assets held for sale and related liabilities are summarized as follows:

F11

	2014	2013
Assets
Cash and cash equivalents	$1,687,392	$1,797,240
Inventories	6,669	6,656
Accounts receivable	522	521
Other receivables and deposits	8,841	5,587
Property, plant and equipment, net	9,587	191,117

Total assets	1,713,011	3,329,804

Liabilities
Accounts payable	32,701	-
Accrued expenses and other payables	24,160	62,069
Taxes payable	-	42
Total current liabilities	56,861	62,111

The results of QBA are summarized as follows:

	2014	2013

Revenue	$63,849	$733,133
Other income and gains	97,390	43,972
Service costs	(14,354)	(699,846)
Personnel cost	(157,777)	(198,913)
Depreciation expense	(182,797)	(192,409)
Administrative and other expenses	(50,548)	(36,950)

Net loss	(244,237)	(351,013)

QBA was reported as a separate operating segment in last year’s financial statements and is now reported as a discontinued operation in the consolidated statement of income and comprehensive income.

NOTE 5 – ACQUISITION OF A SUBSIDIARY

On January 22, 2014, Hongsheng completed the acquisition of a 56% equity interest in Xin Chang from Diao Xi Rui (“DXR”), a non-affiliated person. The consideration of $245,655 was paid upon signing of the Acquisition Agreement; while another $489,900 to be paid to Xin Chang as an operating fund in batches based on Xin Chang’s financial needs as determined by the Company.  Pursuant to the agreement, the assets and liabilities of Xin Chang immediate before the acquisition was transferred to DXR. Therefore, the acquisition is in fact the purchase of operating concession.

Management has assessed the fair value of the assets and liabilities of Xin Chang as of the acquisition date, and is analyzed as follows:

2014
Assets
Intangible assets – operating concession	$438,670

Liabilities	-

Net assets acquired	438,670
Shared by non-controlling interest	(193,015)
Purchase consideration	245,655

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2014	2013

Cash and bank	$494,552	$1,086,549
Time deposits	2,496,724	4,392,542

Total	$2,991,276	$5,479,091

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

F12

	2014	2013

Deposits	$119,400	$176,191
Temporary advance	810,625	-
Other receivables	153,244	258,415

Total	$1,083,269	$434,606

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2014	2013
At cost:
Computer and software	$102,023	$587,392
Telecommunication equipment	5,297,796	5,048,888
Furniture, fixtures and equipment	61,887	205,308
Motor vehicles	126,133	125,871
Leasehold improvement	35,319	35,253
	5,623,158	6,002,712
Less: Accumulated depreciation	(4,171,264)	(4,102,151)

Property, plant and equipment, net	$1,451,894	$1,900,561

Depreciation expense attributable to continuing operations for the years ended May 31, 2014 and 2013 amounted to $484,432 and $459,122, respectively. Depreciation expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $182,797 and $192,409, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	2014	2013
At cost:
Operating concession	$438,670	$-
Customer base	81,450	-
IT license and software	2,276,992	2,278,603
	2,797,112	2,278,603
Less: Accumulated depreciation	(857,499)	(719,132)

Intangible assets, net	$1,939,613	$1,559,471

Amortization expense attributable to continuing operations for the years ended May 31, 2014 and 2013 amounted to $137,452 and $121,632, respectively. Amortization expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $nil and $nil, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	2014	2013

Arising from the acquisition of QBA	$610,386	$610,386

QBA was disposed of subsequent to the year-end date.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

Amount due from a related company as of the balance sheet dates were summarized as follows:

F13

	2014	2013
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,272,950	$3,302,301

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2015.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	2014	2013
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$148,791	$116,318

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2014	2013

Accrued expenses	$345,869	$336,609
Other payables	236,371	197,766

Total	$582,240	$534,375

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2014	2013

Income tax payable	$456,922	$563,497
Business tax and other tax payables	214,203	154,545

Total	$671,125	$718,042

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

NOTE 15 – (INCOME TAX INCOME)/PROVISION FOR INCOME TAXES

	2014	2013

Current income tax in PRC and Hong Kong	$22,819	$299,132
Overprovision in prior year	(112,110)	-
Deferred income tax income	(15,071)	(14,452)

Total	$(104,362)	$284,680

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction. Accordingly, provision for income tax of $112,110 for the period from January 1, 2013 to May 31, 2013 that included in last year’s income tax expenses was reversed as an income tax income during the year.

A reconciliation of the expected tax with the actual tax expense is as follows:

F14

	2014	2013

Income before provision for income taxes	$1,190,068	$685,098

Expected PRC income tax expense at statutory tax rate of 25%	297,517	171,275
Different tax rate for PRC/Hong Kong local authority	29,058	18,219
Expenses not deductible for tax	24,566	71,690
Income not subject to tax	(301,875)	-
Overprovision in prior year	(112,110)	-
Utilization of tax loss brought forward	(69,447)	-
Tax loss not provided for deferred tax	27,929	23,496

Total	$(104,362)	$284,680

(i) All PRC subsidiaries are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii) Hong Kong subsidiaries are subject to Hong Kong profits tax. The provision for Hong Kong profits tax is based on a statutory rate of 16.5% of assessable profits in Hong Kong.

(iii) BVI subsidiaries are not subject to profits tax.

NOTE 16 – VARIABLE INTEREST ENTITIES (“VIEs”)

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

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao (“MJ”) and MH for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to Redtone Shanghai

On May 24, 2011, Hongsheng had entered into the Nominee Agreement among Wang Jianping and Xu Lanying provided that Hongsheng would commission Wang Jianping and Xu Lanying to establish Nantong Jiatong and the nominee shareholders of Nantong Jiatong is Wang Jianping and Xu Lanying.

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

Although the Company is not the shareholder of Hongsheng, Huitong, Nantong Jiatong, QBA, Jiamao and Xin Chang, the Company has determined that it is the primary beneficiary of these entities, as the Company has 100% voting powers and entitled to receive all the benefit from operations of these four entities. Hence, Hongsheng, Huitong, Nantong Jiatong, QBA, Jiamao and Xin Chang are identified as VIEs and are consolidated as if subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities (including QBA) reflected on the Company’s balance sheet are as follows:

	2014	2013
Assets
Cash and cash equivalents	$1,888,407	$1,945,614
Inventories	10,643	10,621
Accounts receivable	2,899,498	2,392,819
Tax recoverable	23,372	23,323
Other receivables and deposits	1,037,508	283,603
Goodwill	617,454	610,386
Property, plant and equipment, net	108,371	285,823
Intangible assets, net	495,020	-

Total assets (not include amount due from intra-group companies)	7,080,273	5,552,189

Liabilities
Deferred income	779,960	867,804
Accounts payable	2,810,592	3,730,907
Accrued expenses and other payables	452,527	379,035
Taxes payable	68,484	31,188
Total current liabilities	4,111,563	5,008,934

F15

The results of VIEs (including QBA) are as follows, and are included in the consolidated statements of income of the Company:

	2014	2013

Revenue	$5,892,122	$6,620,495
Other income and gains	28,144	84,882
Service costs (Not including service costs payable to intra-group companies)	(2,950,016)	(4,688,240)
Personnel cost	(751,568)	(663,613)
Depreciation expense	(208,186)	(220,243)
Amortization expense	(20,402)	-
Administrative and other expenses	(446,061)	(363,008)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	1,544,033	770,273
Income tax income/(provision for income taxes)	(18,996)	(284,680)

Net income	1,525,037	485,593

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of May 31, 2014 and 2013. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – SUBSEQUENT EVENT

Subsequent to the year-end date, on July 25, 2014, the Company disposed of its entire equity interest in QBA by certain arrangements at a total cash consideration of approximately $4.54 million (Note 4).

F16

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: August 29, 2014	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng, Wei
Chuan Beng, Wei	Chief Executive Officer,	August 29, 2014
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	August 29, 2014

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	August 29, 2014