Form 10-Q
period 2014-08-31
REDtone Asia Inc
filed 2014-10-20
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2014, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes  ☐     No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended August 31, 2014 (unaudited)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of August 31, 2014 (unaudited) and May 31, 2014 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended August 31, 2014 and August 31，2013 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended August 31, 2014 and August 31，2013	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At August 31, 2014 and May 31, 2014

	August 31, 2014 (Unaudited)	May 31, 2014 (Audited)
Assets
Current assets
Cash and cash equivalents	$6,747,433	$2,991,276
Inventories	4,405	3,974
Accounts receivable	1,319,649	2,898,976
Tax recoverable	23,508	23,372
Other receivables and deposits	304,339	1,083,269
Assets held for sale	-	1,713,011
Total current assets	8,399,334	8,713,878

Property, plant and equipment, net	1,468,054	1,451,894
Intangible assets, net	1,903,010	1,939,613
Goodwill	-	610,386

Total assets	11,770,398	12,715,771

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	667,981	743,793
Accounts payable	975,922	2,798,373
Accrued expenses and other payables	725,825	582,240
Amount due to a related company	142,393	148,791
Taxes payable	636,740	671,125
Liabilities related to assets held for sale	-	56,861
Total current liabilities	3,148,861	5,001,183

Deferred tax liabilities	1,102	4,780

Total liabilities	3,149,963	5,005,963

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,283,343)	(3,272,950)
Retained earnings	3,065,687	2,172,842
Accumulated other comprehensive income	911,978	891,021
Total stockholders’ equity	8,449,447	7,546,038
Non-controlling interests	170,988	163,770
Total equity	8,620,435	7,709,808

Total liabilities and stockholders’ equity	11,770,398	12,715,771

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended August 31, 2014 and 2013

	Three months ended August 31, 2014 (Unaudited)	Three months ended August 31, 2013 (Unaudited)
Continuing operations
Revenue	2,177,315	1,494,267
Other income and gains	81,449	42,290
Service costs	(1,697,535)	(816,250)
Personnel cost	(213,455)	(170,411)
Depreciation expense	(126,583)	(118,889)
Amortization expense	(39,980)	(30,428)
Administrative and other expenses	(192,787)	(154,703)

(Loss)/income before provision for income taxes	(11,576)	245,876
Income tax income	3,688	4,389

Net (loss)/income before non-controlling interest	(7,888)	250,265
Share of results by non-controlling interest	(6,236)	-

Net (loss)/income from continuing operations	(14,124)	250,265

Discontinued operations
Net loss	(104,018)	(126,736)
Gain on disposal of subsidiaries	1,010,987	-

Net income/(loss) from discontinued operations	906,969	(126,736)

Net income for the year
Net income before non-controlling interest	899,081	123,529
Share of results by non-controlling interest	(6,236)	-
Net income for the year	892,845	123,529

Other comprehensive income
Gain on foreign currency translation of continuing operations	3,795	6,282
Share of other comprehensive income by non-controlling interest	982	-
Other comprehensive income attributable to shareholders of the Company	4,777	6,282
Gain on foreign currency translation of discontinued operations	17,162	10,612
Total other comprehensive income	21,939	16,894

Total comprehensive income/(loss)
- Attributable to continuing operations	(9,347)	256,547
- Attributable to discontinued operations	924,131	(116,124)

Total comprehensive income	914,784	140,423

(Loss)/earnings per share, basic and diluted
– continuing operations	-	-
– discontinued operations	-	-
Weighted average number of shares	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended August 31, 2014 and 2013

	Three months ended August 31, 2014 (Unaudited)	Three months ended August 31, 2013 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net (loss)/income before non-controlling interest	(7,888)	250,265
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	39,980	30,428
Depreciation expense	126,583	118,889
Deferred tax income	(3,688)	(3,683)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,579,327	46,563
Increase in inventories	(431)	(13)
Decrease/(increase) in other receivables and deposits	778,930	(94,341)
Increase in tax recoverable	(136)	(77)
(Decrease)/increase in deferred income	(75,812)	441,848
Decrease in accounts payable	(1,822,451)	(420,463)
(Decrease)/increase in tax payables	(34,385)	46,022
Increase/(decrease) in accrued liabilities and other payables	143,585	(39,017)

Net cash provided by continuing operating activities	723,614	376,421
Net cash used in discontinued operating activities	(113,811)	(69,541)

Net cash provided by operating activities	609,803	306,880

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(133,287)	-
Decrease/(increase) in amount due from a related company	(10,393)	(1,431)
Proceeds from disposal of subsidiaries	4,565,935	-

Net cash provided by/(used in) continuing investing activities	4,422,255	(1,431)
Net cash used in discontinued investing activities	(1,590,743)	-

Net cash provided by/(used in) investing activities	2,831,512	(1,431)

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	(1,375,268)	-
(Decrease)/increase in amount due to related companies	(6,398)	6,563

Net cash (used in)/provided by continuing financing activities	(1,381,666)	6,563
Net cash flows from discontinued financing activities	-	-

Net cash (used in)/provided by financing activities	(1,381,666)	6,563

Net increase/(decrease) in cash and cash equivalents
Continuing operations	3,764,203	381,553
Discontinued operations	(1,704,554)	(69,541)

	2,059,649	312,012

Effect of exchange rate changes
Continuing operations	(8,046)	(10,489)
Discontinued operations	17,162	38,565

	9,116	28,076

Cash and cash equivalents at beginning of period
Continuing operations	2,991,276	3,681,851
Discontinued operations	1,687,392	1,797,240

	4,678,668	5,479,091
Less: Cash and cash equivalents included in assets held for sale	(1,687,392)	-

Cash and cash equivalents of continuing operations at beginning of period	2,991,276	5,479,091

Cash and cash equivalents at end of period
Continuing operations	6,747,433	4,052,915
Discontinued operations	-	1,766,264

Cash and cash equivalents of continuing operations at end of period	6,747,433	5,819,179

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014 (Unaudited)

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

The Company’s major subsidiaries during the three months ended August 31, 2014 are illustrated as follows:

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

    # - Variable interest entities

Hong Sheng and QBA were disposed of during the period.  See also Footnote 4.

For continuing operations, segment reporting is not required as the revenue, profit or loss and total assets in association with the e-commerce business are immaterial to the Company’s revenue, reported profit or loss and total assets.

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party, jointly incorporated Shanghai YuZhong Financial Information Service Co., Ltd (“YuZhong”), a limited company incorporated in PRC. Huitong, Mao Hong and Wei Gang owns 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively. As of August 31, 2014, the capital has yet to be injected by the founders. It remained a dormant company.

On July 17, 2014, Huitong and Mao Hong jointly incorporated Shanghai YuGuang Automobile Inspection Technology Co., Ltd (“YuGuang”), a limited company incorporated in PRC. Huitong and Mao Hong owns 20% and 80% of equity interests in YuGuang, respectively. As of August 31, 2014, the capital has yet to be injected by the founders. It remained a dormant company.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2014, the results of its operations and cash flows for the three months ended August 31, 2014 and 2013.

The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results for a full year period.

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

Revenue recognition policy for each of the major products and services:

1.           Discounted call services for consumer (EMS) as follows:

•           Collaboration with China Tie Tong Telecommunications (“CTT”) – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. Redtone China’s role for Business Collaboration with CTT is as an “Agent” as Redtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

•           Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China determines the service and package specification and the pricing policy whereas China Unicom acts as a passive termination partner for call traffic. Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of Redtone China). In this regard, Redtone China will recognize revenue when airtime is utilized by the consumer and the revenue recognized is the gross value of the call charges. Redtone China’s role for Business Collaboration with China Unicom is that of “Principal” as China Unicom is playing a passive role as the traffic termination partner while Redtone China is fully responsible for the entire management of the discounted call services.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2014 and 2013, there were no dilutive securities outstanding.

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

	August 31, 2014	May 31, 2014	August 31, 2013
Period end RMB : US$ exchange rate	0.1631	0.1621	0.1618
Average period RMB : US$ exchange rate	0.1623	0.1629	0.1590
Period end HK$ : US$ exchange rate	0.1290	0.1290	0.1288
Average period HK$ : US$ exchange rate	0.1290	0.1290	0.1288

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATION

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

As of the disposal date, QBA’s assets and liabilities are summarized as follows:

	July 25, 2014	May 31, 2014
Assets
Cash and cash equivalents	$2,969,661	1,687,392
Inventories	6,708	6,669
Accounts receivable	525	522
Other receivables and deposits	8,892	8,841
Property, plant and equipment, net	5,937	9,587
Total assets	2,991,723	1,713,011

Liabilities
Accounts payable	29,699	32,701
Accrued expenses and other payables	17,462	24,160
Total current liabilities	47,161	56,861

Net assets of QBA	2,944,562	1,656,150

The assets of QBA as of May 31, 2014 are classified as assets held for sale and liabilities in the condensed consolidated balance sheet.

The results of QBA during the period (up to date of disposal) are summarized as follows:

	From June 1, 2014 to July 25, 2014	Three months ended August 31, 2014

Revenue	$3	$612
Other income and gains	164	92
Service costs	-	(55)
Personnel cost	(93,580)	(45,419)
Depreciation expense	(3,689)	(48,529)
Administrative and other expenses	(6,916)	(33,437)

Net loss	(104,018)	(126,736)

The results of QBA for the three months years ended August 31, 2014 and 2013, respectively, are reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

The gain on disposal of QBA is analyzed as follows:

Consideration received	4,565,936
Less: Net assets of QBA	(2,944,563)
Less: Goodwill arising in the acquisition of QBA	(610,386)

Gain on disposal	1,010,987

NOTE 5 – ACQUISITION OF A SUBSIDIARY

On January 22, 2014, the Company acquired 56% equity interest in Xin Chang. Consideration of $245,655 was paid upon signing of the Acquisition Agreement; while another $489,900 to be paid to Xin Chang as an operating fund in batches based on Xin Chang’s financial needs as determined by the Company.

The results of Xin Chang for the three months ended August 31, 2014 are as follows:

Revenue	$468,983
Other income	409
Cost of services	(389,424)
Personnel cost	(22,949)
Depreciation expense	(2,717)
Amortization expense	(5,434)
Administrative and other expenses	(34,696)
Net income for the period	14,172

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	August 31, 2014	May 31, 2014

Cash and bank	$599,726	$494,552
Time deposits	6,147,707	2,496,724

Total	$6,747,433	$2,991,276

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	August 31, 2014	May 31, 2014

Deposits	$214,790	$119,400
Temporary advance	-	810,625
Other receivables	89,549	153,244

Total	$304,339	$1,083,269

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	August 31, 2014	May 31, 2014
At cost:
Computer and software	$102,617	$102,023
Telecommunication equipment	5,410,854	5,297,796
Furniture, fixtures and equipment	114,891	61,887
Motor vehicles	126,868	126,133
Leasehold improvement	35,466	35,319
	5,790,696	5,623,158
Less: Accumulated depreciation	(4,322,642)	(4,171,264)

Property, plant and equipment, net	$1,468,054	$1,451,894

Depreciation expense attributable to continuing operations for the three months ended August 31, 2014 and 2013 amounted to $126,583 and $118,889, respectively. Depreciation expense attributable to discontinued operations for the three months ended August 31, 2014 and 2013 amounted to $3,689 and $48,529, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	August 31, 2014	May 31, 2014
At cost:
Operating concession	$436,792	$438,670
Customer base	81,535	81,450
IT license and software	2,282,670	2,276,992
	2,800,997	2,797,112
Less: Accumulated depreciation	(897,987)	(857,499)

Intangible assets, net	$1,903,010	$1,939,613

Amortization expense attributable to continuing operations for the three months ended August 31, 2014 and 2013 amounted to $39,980 and $30,428, respectively. Amortization expense attributable to discontinued operations for the three months ended August 31, 2014 and 2013 amounted to $Nil and $Nil, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	August 31, 2014	May 31, 2014

Arising from acquisition of QBA	$-	$610,386

QBA was disposed of during the period.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company’s equity accounts were analyzed as follows:

	August 31, 2014	May 31, 2014
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,283,343	$3,272,950

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2015.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	August 31, 2014	May 31, 2014
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$142,393	$148,791

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	August 31, 2014	May 31, 2014

Accrued expenses	$347,580	$345,869
Other payables	378,245	236,371

Total	$725,825	$582,240

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	August 31, 2014	May 31, 2014

Income tax payable	$459,562	$456,922
Business tax and other tax payables	177,178	214,203

Total	$636,740	$671,125

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

NOTE 15 – INCOME TAX INCOME

	Three months ended August 31, 2014	Three months ended August 31, 2013

Current income tax in PRC and Hong Kong	$-	$(706)
Deferred tax income	(3,688)	(3,683)

Total	$(3,688)	$(4,389)

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended August 31, 2014	Three months ended August 31, 2013

(Loss)/income before provision for income taxes	$(11,576)	$245,876

Expected PRC income tax expense at statutory tax rate of 25%	(2,894)	61,469
Different tax rate for PRC/Hong Kong local authority	2,393	3,921
Expenses not deductible for tax	4,768	8,301
Income not subject to tax	(41,867)	-
Utilization of tax loss brought forward	(121)	(116,150)
Tax loss not provided for deferred tax	34,033	38,070

Total	$(3,688)	$(4,389)

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

NOTE 16 – VARIABLE INTEREST ENTITIES (“VIEs”)

The condensed consolidated financial statements include the financial statements of VIEs for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIEs have been eliminated upon consolidation. The results of subsidiaries and VIEs acquired or disposed of during the period are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

The Company has entered into various loan agreements together with equity pledge agreements with nominees which give the Company power to direct the activities of VIEs.

The total consolidated VIE assets and liabilities (QBA is included in comparative figures) reflected on the Company’s balance sheet are as follows:

	August 31, 2014	May 31, 2014
Assets
Cash and cash equivalents	$144,231	$1,888,407
Inventories	4,405	10,643
Accounts receivable	1,319,649	2,899,498
Tax recoverable	23,508	23,372
Other receivables and deposits	243,079	1,037,508
Goodwill	-	617,454
Property, plant and equipment, net	174,233	108,371
Intangible assets, net	485,648	495,020

Total assets (not include amount due from intra-group companies)	2,394,753	7,080,273

Liabilities
Deferred income	704,095	779,960
Accounts payable	955,432	2,810,592
Accrued expenses and other payables	160,851	452,527
Taxes payable	36,645	68,484
Total current liabilities	1,857,023	4,111,563

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended August 31, 2014	Three months ended August 31, 2013

Revenue	$2,128,629	$1,385,146
Other income and gains	1,014,223	-
Service costs (Not including service costs payable to intra-group companies)	(1,697,342)	(815,907)
Personnel cost	(265,689)	(176,507)
Depreciation expense	(11,956)	(54,520)
Amortization expense	(12,197)	-
Administrative and other expenses	(168,234)	(125,306)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	987,434	212,906
Income tax income/(provision for income taxes)	-	706

Net income	987,434	213,612

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of August 31, 2014. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – SUBSEQUENT EVENT

Subsequent to the period end date, on September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) from Zhou Jin Shan at a consideration of RMB652,800. YuGuang also agreed to provide a shareholder’s loan of RMB11.2 million only after Chen Xiu Lan, the 49% shareholder, contributes an accumulated shareholder’s loan of RMB11.2 million to Haitai.

Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. As of the date of this quarter report, the investment has yet to be injected by YuGuang.

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

Year-to-date Results of Operations

Year-to-date Results for Three-month period ended August 31, 2014 as Compared to period ended August 31, 2013

The following table summarizes the results of our operations during the three-month periods ended August 31, 2014 and August 31, 2013, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for three-month period ended August 31, 2014 compared to 3-month period ended August 31, 2013

	Three-month period ended
	August 31, 2014	August 31, 2013	Increase/(Decrease) from previous year
Revenue	2,177,315	1,494,267	683,048	46%
Other income and gains	81,449	42,290	39,159	93%
Service costs	(1,697,535)	(816,250)	881,285	108%
Personnel cost	(213,455)	(170,411)	43,044	25%
Depreciation expense	(126,583)	(118,889)	7,694	6%
Amortization expense	(39,980)	(30,428)	9,552	31%
Administrative and other expenses	(192,787)	(154,703)	38,084	25%

Income before provision for income taxes	(11,576)	245,876	(257,452)	-105%
Provision for income taxes	3,688	4,389	(701)	-16%

Net income before non-controlling interest	(7,888)	250,265	258,153	-103%

Revenues. The Company generated revenue of $2,177,315 in the first three months of the fiscal year ending May 31, 2015, representing a 46% increase as compared with the preceding year’s corresponding quarters. The increase in revenues was mainly due to higher consumption from the competitive market of $214,019 as well as inclusion of revenue from the newly acquired subsidiary, Xinchang, amounted to $469,029.

Other income and gains.  During the first three month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $81,449, an increase of $39,159 or 93% compared with the preceding year’s corresponding quarter.  The increase was due to an increase in interest income from time deposits.

Service cost. Service costs from operations for the first three months in fiscal year 2015 of $1,697,535 reflected an increase of $$881,285 or 108% over the preceding year quarter ended May 31, 2014. The increase in service costs was mainly due to increase in the traffic rate as well as inclusion of the newly acquired subsidiary, Xinchang, amounted to $389,462.

Personnel expenses.  The personnel expenses have increased by 25% or $43,044 to $213,455 for the first three month of the fiscal year ending May 31, 2015. This is mainly contributed by annual increment in payroll and additional headcount due to the inclusion of the newly acquired Xin Chang operation of $22,949.

Depreciation and amortization expenses. Depreciation is generally comparable to preceding year quarter. The increase in amortization expense was mainly attributable to the amortization of the newly acquired customer base and the operating concession since the fourth quarter of last fiscal year.

Administrative and other operating expenses.  The general and administrative expenses have increased $38,084 or 25% to $192,787. This is mainly due to the inclusion of the newly acquired Xin Chang operation of $34,696.

Income before provision for income taxes.  For the quarter under review, the increased in service costs has caused the net loss before provision for income taxes stood at $11,576 as compared to a gain of $245,876 over the preceding year’s corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax income of $3,688 compared to income tax expense of $4,389 over the preceding quarter’s corresponding quarter.

Net loss before non-controlling interest.  For the quarter under review, the increased in service costs has caused the net loss before non-controlling interest stood at $7,888 as compared to a gain of $250,265 over the preceding year’s corresponding quarter.

Liquidity and Capital Resources.

Cash

Our cash balance at August 31, 2014 was $6,747,433, representing an increase of $3,756,157 compared to our cash balance of $2,991,276 at May 31, 2014.

Cash Flow (before effect of exchange rate changes).

	August 31, 2014	August 31, 2013	+/-
Net cash provided by/ (used in) operating activities	$723,614	$376,421	347,193
Net cash provided by/(used in) investing activities	$4,422,255	$(1,431)	4,423,686
Net cash provided by financing activities	$(1,381,666)	$6,563	(1,388,229))
Net (decrease)/increase in cash and cash equivalents	3,764,203	381,553	3,382,650

Net cash provided by operations during the three months ended August 31, 2014 amounted to $723,614 as compared to net cash provided by operations of $376,421 in the same period of FY2014.

Net cash provided investing activities for the three months period ended August 31, 2014 amounted to $4,422,255 mainly represents consideration received for the disposal of QBA during the quarter

There was net cash used in financing activities of $1,381,666 for the three months ended August 31, 2014 mainly due to uplift of time deposits to repay amount due to QBA..

Working Capital

Our working capital was $5,250,473 at August 31, 2014

At August 31, 2014, we had stockholders’ equity of $8,620,435; total assets of $11,770,398 and total current liabilities of $3,149,963.

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

Discontinued Operations

Results of discontinued operations for three-month period ended August 31, 2014 compared to 3-month period ended August 31, 2013

	Three-month period ended
	August 31, 2014	August 31, 2013	Increase/(Decrease) from previous year
Revenue	3	612	(609)	-100%
Other income and gains	164	92	72	78%
Service costs	-	(55)	(55)	-100%
Personnel cost	(93,580)	(45,419)	(48,161)	106%
Depreciation expense	(3,689)	(48,529)	(44,840)	-92%
Administrative and other expenses	(6,916)	(33,437)	(26,521)	-79%

Loss before provision for income taxes	(104,018)	(126,736)	(22,718)	-18%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	(104,018)	(126,736)	(22,718)	-18%

Revenues. The Company generated marginal revenue of $3 in the first three months of the fiscal year ending May 31, 2015, representing a 100% decrease as compared with the preceding year’s corresponding quarters. The decrease was mainly due to the cessation business of the company during the quarter.

Other income and gains.  During the first three months of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $164, an increase of $72 or 78% compared with the preceding year’s corresponding quarter.  The increase was due to an increase in interest income from time deposits.

Service cost. No service costs from operations for the first three months of the fiscal year ending May 31, 2015 mainly due to cessation business of the company during the quarter.

Personnel expenses.  The personnel expenses have increased by 106% or $48,161 to $93,580 for the first three months of the fiscal year ending May 31, 2015. This is mainly due to lay-off manpower expenses incurred during the disposal of QBA.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $104,018 as compared to $126,736 over the preceding year’s corresponding quarter.

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

ITEM 4.                      CONTROL AND PROCEDURES

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period being reported herein that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 31, 2014, the Company’s internal control over financial reporting was effective.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended August 31, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2014.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 15, 2014, the date the financial statements were issued.

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

Dated: October 20, 2014	REDtone Asia, Inc.	Dated: October 20, 2014	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)