Form 10-Q
period 2014-11-30
REDtone Asia Inc
filed 2015-01-20
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2014, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended November 30, 2014 (unaudited)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of November 30, 2014 (unaudited) and May 31, 2014 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six months ended November 30, 2014 and November 30, 2013 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six months ended November 30, 2014 and November 30, 2013	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At November 30, 2014 and May 31, 2014

	November 30, 2014 (Unaudited)	May 31, 2014 (Audited)
Assets
Current assets
Cash and cash equivalents	$5,181,893	$2,991,276
Inventories	6,358	3,974
Accounts receivable	3,103,203	2,898,976
Tax recoverable	23,515	23,372
Other receivables and deposits	228,919	1,083,269
Assets held for sale	-	1,713,011
Total current assets	8,543,888	8,713,878

Property, plant and equipment, net	1,384,637	1,451,894
Intangible assets, net	1,869,047	1,939,613
Goodwill	-	610,386

Total assets	11,797,572	12,715,771

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	928,731	743,793
Accounts payable	972,441	2,798,373
Accrued expenses and other payables	638,673	582,240
Amount due to a related company	154,382	148,791
Taxes payable	617,823	671,125
Liabilities related to assets held for sale	-	56,861
Total current liabilities	3,312,050	5,001,183

Deferred tax liabilities	(2,604)	4,780

Total liabilities	3,309,446	5,005,963

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,309,416)	(3,272,950)
Retained earnings	3,012,630	2,172,842
Accumulated other comprehensive income	891,432	891,021
Total stockholders’ equity	8,349,771	7,546,038
Non-controlling interests	138,355	163,770
Total equity	8,488,126	7,709,808

Total liabilities and stockholders’ equity	11,797,572	12,715,771

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six months and three months ended November 30, 2014 and 2013

	Six months ended November 30, 2014 (Unaudited)	Six months ended November 30, 2013 (Unaudited)	Three months ended November 30, 2014 (Unaudited)	Three months ended November 30, 2013 (Unaudited)
Continuing operations
Revenue	4,561,449	2,905,070	2,384,134	1,410,803
Other income and gains	131,104	97,450	49,655	55,160
Service costs	(3,591,448)	(1,232,220)	(1,893,913)	(415,970)
Personnel cost	(376,428)	(329,989)	(162,973)	(159,578)
Depreciation expense	(257,974)	(239,598)	(131,391)	(120,709)
Amortization expense	(73,215)	(58,210)	(33,235)	(27,782)
Administrative and other expenses	(494,386)	(293,458)	(301,599)	(138,755)

(Loss)/income before provision for income taxes	(100,898)	849,045	(89,322)	603,169
Income tax income	7,388	(71,593)	3,700	(75,982)

Net (loss)/income before non-controlling interest	(93,510)	777,452	(85,622)	527,187
Share of results by non-controlling interest	26,329	-	32,565	-

Net (loss)/income from continuing operations	(67,181)	777,452	(53,057)	527,187

Discontinued operations
Net loss	(104,018)	(153,226)	-	(126,736)
Gain on disposal of subsidiaries	1,010,987	-	-	-

Net income/(loss) from discontinued operations	906,969	(153,226)	-	(126,736)

Net income for the year
Net income before non-controlling interest	813,459	624,226	(85,622)	400,451
Share of results by non-controlling interest	26,329	-	32,565	-
Net income for the year	839,788	624,226	(53,057)	400,451

Other comprehensive income
Gain on foreign currency translation of continuing operations	(16,751)	(21,517)	(20,546)	(27,799)
Share of other comprehensive income by non-controlling interest	914	-	(68)	-
Other comprehensive income attributable to shareholders of the Company	(15,837)	(21,517)	(20,614)	(27,799)
Gain on foreign currency translation of discontinued operations	17,162	11,046	-	434
Total other comprehensive income	1,325	(10,471)	(20,614)	(27,365)

Total comprehensive income/(loss)
- Attributable to continuing operations	(83,018)	755,935	(73,671)	499,388
- Attributable to discontinued operations	924,131	(142,180)	-	(126,302)

Total comprehensive income	841,113	613,755	(73,671)	373,086

(Loss)/earnings per share, basic and diluted
– continuing operations	-	-	-	-
– discontinued operations	-	-	-	-
Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended November 30, 2014 and 2013

	Six months ended November 30, 2014 (Unaudited)	Six months ended November 30, 2013 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net (loss)/income before non-controlling interest	(93,510)	777,452
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	73,215	58,210
Depreciation expense	257,974	239,598
Deferred tax income	(7,388)	(7,388)
Changes in operating assets and liabilities:	-	-
(Increase)/decrease in accounts receivable	(204,227)	1,798,826
Increase in inventories	(2,384)	(74)
Decrease/(increase) in other receivables and deposits	854,350	(483,920)
Increase in tax recoverable	(143)	(210)
Increase in deferred income	184,938	179,642
Decrease in accounts payable	(1,825,932)	(2,563,369)
(Decrease)/increase in tax payables	(53,302)	130,978
Increase/(decrease) in accrued liabilities and other payables	56,433	(15,350)

Net cash (used in) provided by continuing operating activities	(759,976)	114,395
Net cash used in discontinued operating activities	(113,811)	(53,619)

Net cash (used in) provided by operating activities	(873,787)	60,776

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(181,133)	(19,126)
Increase in amount due from a related company	(36,466)	(11,715)
Proceeds from disposal of subsidiaries	4,565,935	-

Net cash provided by/(used in) continuing investing activities	4,348,336	(30,841)
Net cash used in discontinued investing activities	(1,590,743)	-

Net cash provided by/(used in) investing activities	2,757,593	(30,841)

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	(1,375,268)	-
(Decrease)/increase in amount due to related companies	5,591	15,653

Net cash (used in)/provided by continuing financing activities	(1,369,677)	15,653
Net cash flows from discontinued financing activities	-	-

Net cash (used in)/provided by financing activities	(1,369,677)	15,653

Net increase/(decrease) in cash and cash equivalents
Continuing operations	2,218,683	99,207
Discontinued operations	(1,704,554)	(53,619)

	514,129	45,588

Effect of exchange rate changes
Continuing operations	(28,066)	(21,586)
Discontinued operations	17,162	(6,594)

	(10,904)	(28,180)

Cash and cash equivalents at beginning of period
Continuing operations	2,991,276	3,681,851
Discontinued operations	1,687,392	1,797,240

	4,678,668	5,479,091
Less: Cash and cash equivalents included in assets held for sale	(1,687,392)	-

Cash and cash equivalents of continuing operations at beginning of period	2,991,276	5,479,091

Cash and cash equivalents at end of period
Continuing operations	5,181,893	3,759,472
Discontinued operations	-	1,737,027

Cash and cash equivalents of continuing operations at end of period	5,181,893	5,496,499

Supplementary information – continuing operations
Cash paid for income taxes	-	3,233
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2014 (Unaudited)

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

The Company’s major subsidiaries during the six months ended November 30, 2014 are illustrated as follows:

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

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party, jointly incorporated Shanghai YuZhong Financial Information Service Co., Ltd (“YuZhong”), a limited company incorporated in PRC. Huitong, Mao Hong and Wei Gang owns 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively. As of November 30, 2014, the capital has yet to be injected by the founders. It remained a dormant company.

On July 17, 2014, Huitong and Mao Hong jointly incorporated Shanghai YuGuang Automobile Inspection Technology Co., Ltd (“YuGuang”), a limited company incorporated in PRC. Huitong and Mao Hong owns 20% and 80% of equity interests in YuGuang, respectively. As of November 30, 2014, the capital has yet to be injected by the founders. It remained a dormant company.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) from Zhou Jin Shan at a consideration of RMB652,800. YuGuang also agreed to provide a shareholder’s loan of RMB11.2 million only after Chen Xiu Lan, the 49% shareholder, contributes an accumulated shareholder’s loan of RMB11.2 million to Haitai. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. As of the period end date, the investment has yet to be injected by YuGuang.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months and three months ended November 30, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of November 30, 2014, the results of its operations and cash flows for the six months and three months ended November 30, 2014 and 2013.

The results of operations for the six months and three months ended November 30, 2014 are not necessarily indicative of the results for a full year period.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2014 and 2013, there were no dilutive securities outstanding.

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

	November 30, 2014	May 31, 2014	November 30, 2013
Period end RMB : US$ exchange rate	0.1631	0.1621	0.1632
Average period RMB : US$ exchange rate	0.1626	0.1629	0.1626
Period end HK$ : US$ exchange rate	0.1290	0.1290	0.1290
Average period HK$ : US$ exchange rate	0.1290	0.1290	0.1289

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

As of the disposal date, QBA’s assets and liabilities are summarized as follows:

	July 25, 2014	May 31, 2014
Assets
Cash and cash equivalents	$2,969,661	$1,687,392
Inventories	6,708	6,669
Accounts receivable	525	522
Other receivables and deposits	8,892	8,841
Property, plant and equipment, net	5,937	9,587
Total assets	2,991,723	1,713,011

Liabilities
Accounts payable	29,699	32,701
Accrued expenses and other payables	17,462	24,160
Total current liabilities	47,161	56,861

Net assets of QBA	2,944,562	1,656,150

The assets of QBA as of May 31, 2014 are classified as assets held for sale and liabilities in the condensed consolidated balance sheet.

The results of QBA during the period (up to date of disposal) are summarized as follows:

	From June 1, 2014 to July 25, 2014	Six months ended November 30, 2013

Revenue	$3	$409
Other income and gains	164	48,852
Service costs	-	(56)
Personnel cost	(93,580)	(75,309)
Depreciation expense	(3,689)	(97,317)
Administrative and other expenses	(6,916)	(29,805)

Net loss	(104,018)	(153,226)

The results of QBA for the six months ended November 30, 2014 and 2013, respectively, are reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

The results of Xin Chang for the six months ended November 30, 2014 are as follows:

Revenue	$904,809
Other income	2,870
Cost of services	(835,168)
Personnel cost	(47,373)
Depreciation expense	(9,397)
Amortization expense	(10,888)
Administrative and other expenses	(64,706)
Net income for the period	(59,853)

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	November 30, 2014	May 31, 2014

Cash and bank	$826,583	$494,552
Time deposits	4,355,310	2,496,724

Total	$5,181,893	$2,991,276

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	November 30, 2014	May 31, 2014

Deposits	$169,137	$119,400
Temporary advance	-	810,625
Other receivables	59,782	153,244

Total	$228,919	$1,083,269

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2014	May 31, 2014
At cost:
Computer and software	$103,622	$102,023
Telecommunication equipment	5,459,342	5,297,796
Furniture, fixtures and equipment	114,923	61,887
Motor vehicles	126,907	126,133
Leasehold improvement	35,467	35,319
	5,840,261	5,623,158
Less: Accumulated depreciation	(4,455,624)	(4,171,264)

Property, plant and equipment, net	$1,384,637	$1,451,894

Depreciation expense attributable to continuing operations for the six months ended November 30, 2014 and 2013 amounted to $257,974 and $239,598, respectively. Depreciation expense attributable to discontinued operations for the six months ended November 30, 2014 and 2013 amounted to $3,689 and $97,317, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2014	May 31, 2014
At cost:
Operating concession	$436,929	$438,670
Customer base	81,560	81,450
IT license and software	2,281,256	2,276,992
	2,799,745	2,797,112
Less: Accumulated depreciation	(930,698)	(857,499)

Intangible assets, net	$1,869,047	$1,939,613

Amortization expense attributable to continuing operations for the six months ended November 30, 2014 and 2013 amounted to $73,215 and $58,210, respectively. Amortization expense attributable to discontinued operations for the three months ended November 30, 2014 and 2013 amounted to $Nil and $Nil, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	November 30, 2014	May 31, 2014

Arising from acquisition of QBA	$-	$610,386

QBA was disposed of during the period.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company’s equity accounts were analyzed as follows:

	November 30, 2014	May 31, 2014
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,309,416	$3,272,950

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2015.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	November 30, 2014	May 31, 2014
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$154,382	$148,791

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	November 30, 2014	May 31, 2014

Accrued expenses	$296,947	$345,869
Other payables	341,726	236,371

Total	$638,673	$582,240

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2014	May 31, 2014

Income tax payable	$459,703	$456,922
Business tax and other tax payables	158,120	214,203

Total	$617,823	$671,125

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

NOTE 15 – INCOME TAX INCOME

	Six months ended November 30, 2014	Six months ended November 30, 2013

Current income tax in PRC and Hong Kong	$-	$78,981
Deferred tax income	(7,388)	(7,388)

Total	$(7,388)	$71,593

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended November 30, 2014	Six months ended November 30, 2013

(Loss)/income before provision for income taxes – continuing operations	$(100,898)	$849,045

Expected PRC income tax expense at statutory tax rate of 25%	(25,225)	212,261
Different tax rate for PRC/Hong Kong local authority	5,561	7,344
Expenses not deductible for tax	9,351	10,529
Utilization of tax loss brought forward	(54,915)	(197,546)
Tax loss not provided for deferred taxF	57,840	39,005

Total	$(7,388)	$71,593

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

The total consolidated VIE assets and liabilities (QBA is included in comparative figures) reflected on the Company’s balance sheet are as follows:

	November 30, 2014	May 31, 2014
Assets
Cash and cash equivalents	$148,172	$1,888,407
Inventories	6,358	10,643
Accounts receivable	3,103,203	2,899,498
Tax recoverable	23,515	23,372
Other receivables and deposits	197,057	1,037,508
Goodwill	-	617,454
Property, plant and equipment, net	209,321	108,371
Intangible assets, net	480,338	495,020

Total assets (not include amount due from intra-group companies)	4,167,964	7,080,273

Liabilities
Deferred income	964,930	779,960
Accounts payable	951,493	2,810,592
Accrued expenses and other payables	134,117	452,527
Taxes payable	14,954	68,484
Total current liabilities	2,065,494	4,111,563

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Six months ended November 30, 2014	Six months ended November 30, 2013

Revenue	$4,440,095	$2,703,230
Other income and gains	1,018,755	61,259
Service costs (Not including service costs payable to intra-group companies)	(3,579,001)	(1,222,529)
Personnel cost	(302,545)	(324,531)
Depreciation expense	(24,181)	(109,874)
Amortization expense	(17,660)	-
Administrative and other expenses	(285,996)	(211,256)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	1,249,467	896,299
Income tax income/(provision for income taxes)	(1)	720

Net income	1,249,466	897,019

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of November 30, 2014. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

Year-to-date Results of Operations

Year-to-date Results for Six-month period ended November 30, 2014 as Compared to period ended November 30, 2013

The following table summarizes the results of our operations during the six-month periods ended November 30, 2014 and November 30, 2013, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 6-month period ended November 30, 2014 compared to 6-month period ended November 30, 2013

	Six-month period ended
	November 30,2014	November 30,2013	Increase/(Decrease) from comparative period
Revenue	4,561,449	2,905,070	1,656,379	57%
Other income and gains	131,104	97,450	33,654	35%
Service costs	(3,591,448)	(1,232,220)	2,359,228	191%
Personnel cost	(376,428)	(329,989)	46,439	14%
Depreciation expense	(257,974)	(239,598)	18,376	8%
Amortization expense	(73,215)	(58,210)	15,005	26%
Administrative and other expenses	(494,386)	(293,458)	200,928	68%

(Loss)/income before provision for income taxes	(100,898)	849,045	(949,943)	-112%
Provision for income taxes	7,388	(71,593)	78,981	-110%

Net (loss)/income before non-controlling interest	(93,510)	777,452	(870,962)	-112%

Revenues. The Company generated revenue of $4,561,449 in the first six months of the fiscal year ending May 31, 2015, representing a 57% increase as compared with the preceding year’s corresponding period. The increase in revenues was mainly due to higher consumption from the competitive market of $751,570 as well as inclusion of revenue from the newly acquired subsidiary, Xinchang, amounted to $904,809.

Other income and gains.  During the first six month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $131,104, an increase of $33,654 or 35% compared with the preceding year’s corresponding quarter.  The increase was due to an increase in interest income from time deposits.

Service cost. Service costs from operations for the first six months in fiscal year 2015 of $3,591,448 reflected an increase of $2,359,228 or 191% over the comparative period of preceding year. The increase in service costs was mainly due to increase in the traffic rate as well as inclusion of the newly acquired subsidiary, Xinchang, amounted to $835,168.

Personnel expenses.  The personnel expenses have increased by 14% or $46,439 to $376,428 for the first six month of the fiscal year ending May 31, 2015. This is mainly contributed by annual increment in payroll and additional headcount due to the inclusion of the newly acquired Xin Chang operation.

Depreciation and amortization expenses. Depreciation is generally comparable to comparative period of preceding year. The increase in amortization expense was mainly attributable to the amortization of the newly acquired customer base and the operating concession since the fourth quarter of last fiscal year.

Administrative and other operating expenses.  The general and administrative expenses have increased $200,928 or 68% to $493,386. This is mainly due to the inclusion of the newly acquired Xin Chang operation of $64,706 and a one-off consultancy fee paid for the conclusion on disposal of QBA.

(Loss)/income before provision for income taxes.  For the period under review, the increased in service costs has caused the net loss before provision for income taxes stood at $100,898 as compared to a gain of $849,045 over the preceding year’s corresponding quarter.

Net loss before non-controlling interest.  For the period under review, the increased in service costs has caused the net loss before non-controlling interest stood at $93,510 as compared to a gain of $777,452 over the preceding year’s corresponding quarter.

Three-month period results ended November 30, 2014 as Compared to Three-month period results ended November 30, 2013

The following table summarizes the results of our operations during the three-month periods ended November 30, 2014 and November 30, 2013, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 3-month period ended November 30, 2014 compared to 3-month period ended November 30, 2013

	Three-month period ended
	November 30,2014	November 30,2013	Increase/(Decrease) from comparative period
Revenue	2,384,134	1,410,803	973,331	69%
Other income and gains	49,655	55,160	(5,505)	-10%
Service costs	(1,893,913)	(415,970)	1,477,943	355%
Personnel cost	(162,973)	(159,578)	3,395	2%
Depreciation expense	(131,391)	(120,709)	10,682	9%
Amortization expense	(33,235)	(27,782)	5,453	20%
Administrative and other expenses	(301,599)	(138,755)	162,844	117%

(Loss)/income before provision for income taxes	(89,322)	603,169	(692,491)	-115%
Provision for income taxes	3,700	(75,982)	(79,682)	-105%

Net (loss)/income before non-controlling interest	(85,622)	527,187	(612,809)	-116%

Revenues. The Company generated revenue of $2,384,134 in the second three months of the fiscal year ending May 31, 2015, representing a 69% increase as compared with the preceding year’s corresponding period. The increase in revenues was mainly due to higher consumption from the competitive market of $537,505 as well as inclusion of revenue from the newly acquired subsidiary, Xinchang, amounted to $435,826.

Other income and gains.  During the second three month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $49,655, a decrease of $5,505 or 10% compared with the preceding year’s corresponding quarter.  The decrease was due to the decrease in interest income from time deposits.

Service cost. Service costs from operations for the second three months in fiscal year 2015 of $1,893,913 reflected an increase of $1,477,943 or 355% over the comparative period of preceding year. The increase in service costs was mainly due to increase in the traffic rate as well as inclusion of the newly acquired subsidiary, Xinchang, amounted to $445,744.

Personnel expenses.  The personnel expenses have marginally increased by 2% or $3,395 to $162,973 for the second three month of the fiscal year ending May 31, 2015. This is mainly contributed by annual increment in payroll.

Depreciation and amortization expenses. Depreciation is generally comparable to comparative period of preceding year. The increase in amortization expense was mainly attributable to the amortization of the newly acquired customer base and the operating concession since the fourth quarter of last fiscal year.

Administrative and other operating expenses.  The general and administrative expenses have increased $162,844 or 117% to $301,599. This is mainly due to the inclusion of the newly acquired Xin Chang operation of $30,010 and a one-off consultancy fee paid for the conclusion on disposal of QBA.

(Loss)/income before provision for income taxes.  For the period under review, the increased in service costs has caused the net loss before provision for income taxes stood at $89,322 as compared to a gain of $603,169 over the preceding year’s corresponding quarter.

Net loss before non-controlling interest.  For the period under review, the increased in service costs has caused the net loss before non-controlling interest stood at $85,622 as compared to a gain of $527,187 over the preceding year’s corresponding quarter.

Liquidity and capital resources

Cash

Our cash balance at November 30, 2014 was $5,181,893, representing an increase of $1,161,0676 compared to our cash balance of $2,991,276 at May 31, 2014.

Cash flow of continuing operations (before effect of exchange rate changes).

	November 30, 2014	November 30, 2013	+/-
Net cash provided by/ (used in) operating activities	$(759,976)	$114,395	(874,371)
Net cash provided by/(used in) investing activities	$4,348,336	$(30,841)	4,379,177
Net cash used in financing activities	$(1,369,677)	$15,653	(1,385,330)
Net (decrease)/increase in cash and cash equivalents	4,048,892	99,207	3,949,685

Net cash used in operations during the six months ended November 30, 2014 amounted to $759,976 as compared to net cash provided by operations of $114,395 in the same period of FY2014 mainly arose from the operating losses during the period.

Net cash provided investing activities for the six months period ended November 30, 2014 amounted to $4,348,336 mainly represents consideration received for the disposal of QBA during the period.

There was net cash used in financing activities of $1,369,677 for the six months ended November 30, 2014 mainly due to uplift of time deposits to repay amount due to QBA..

Working capital

Our working capital was $5,231,838 at November 30, 2014

At November 30, 2014, we had stockholders’ equity of $8,349,771; total assets of $11,797,572 and total current liabilities of $3,312,050.

We do not currently anticipate any material capital expenditures for our existing operations except for the extension of a shareholder loan to Taizhou Haitai Motor Vehicle Inspection Co., Ltd as well as subscription for the equity interest in Shanghai YuZhong Financial Information Service Co., Ltd. and Shanghai YuGuang Automobile Inspection Technology Co., Ltd. Details are disclosed in Note 1 to the unaudited financial statements.

We do not currently anticipate purchasing or leasing any plant and equipment during approximately the next twelve (12) months.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

We have no off balance sheet arrangements.

Discontinued Operations

Results of discontinued operations for 6-month period ended November 30, 2014 compared to 6-month period ended November 30, 2013

	Six-month period ended
	November 30, 2014	November 30, 2013	Increase/(Decrease) from comparative period
Revenue	3	409	(406)	-99%
Other income and gains	164	48,852	(48,688)	-100%
Service costs	-	(56)	(56)	-100%
Personnel cost	(93,580)	(75,309)	18,271	24%
Depreciation expense	(3,689)	(97,317)	(93,628)	-96%
Administrative and other expenses	(6,916)	(29,805)	(22,889)	-77%

Loss before provision for income taxes	(104,018)	(153,226)	(49,208)	-32%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	(104,018)	(153,226)	(49,208)	-32%

Revenues. The discontinued operation generated marginal revenue of $3 in the six months of the fiscal year ending May 31, 2015, representing a 100% decrease as compared with the preceding year’s corresponding quarters. The decrease was mainly due to the cessation business of the company during the period.

Other income and gains.  During the first six months of the fiscal year ending May 31, 2015, the discontinued operation recorded other income and gains of $164, a decrease of $48,688 or 99% compared with the preceding year’s corresponding period.  The decrease was due to cessation business of the company during the period.

Service cost. No service costs from operations for the first six months of the fiscal year ending May 31, 2015 mainly due to cessation business of the company during the year.

Personnel expenses.  The personnel expenses have increased by 24% or $18,271 to $93,580 for the first six months of the fiscal year ending May 31, 2015. This is mainly due to lay-off manpower expenses incurred during the disposal of QBA.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $104,018 as compared to $153,226 over the preceding year’s corresponding quarter.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ending May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of November 30, 2014, the Company’s internal control over financial reporting was effective.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended November 30, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2014.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 14, 2014, the date the financial statements were issued.

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

Dated: January 14, 2015	REDtone Asia, Inc.	Dated: January 14, 2015	REDtone Asia, Inc.
By:	/s/Chuan Beng Wei	By:	/s/Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)