Form 10-Q
period 2015-02-28
REDtone Asia Inc
filed 2015-04-14
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2015, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,325

Transitional Small Business Disclosure Format (check one): Yes ☐       No ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended February 28, 2015 (unaudited)

Condensed Consolidated Balance Sheet as of February 28, 2015 (unaudited) and May 31, 2014 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine months ended February 28, 2015 and February 28，2014 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine months ended February 28, 2015 and February 28, 2014	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–14

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At February 28, 2015 and May 31, 2014

	February 28, 2015 (Unaudited)	May 31, 2014 (Audited)
Assets
Current assets
Cash and cash equivalents	$4,990,771	$2,991,276
Inventories	50,626	3,974
Accounts receivable	2,217,873	2,898,976
Tax recoverable	23,432	23,372
Other receivables and deposits	698,897	1,083,269
Assets held for sale	-	1,713,011
Total current assets	7,981,599	8,713,878

Property, plant and equipment, net	1,286,815	1,451,894
Intangible assets, net	1,834,017	1,939,613
Interest in associates	1,722,666	-
Goodwill	-	610,386

Total assets	12,825,097	12,715,771

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	1,679,383	743,793
Accounts payable	1,246,145	2,798,373
Accrued expenses and other payables	1,032,900	582,240
Amount due to a related company	154,371	148,791
Taxes payable	627,022	671,125
Liabilities related to assets held for sale	-	56,861
Total current liabilities	4,739,821	5,001,183

Deferred tax liabilities	-	4,780

Total liabilities	4,739,821	5,005,963

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,325 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,303,193)	(3,272,950)
Retained earnings	2,657,337	2,172,842
Accumulated other comprehensive income	858,671	891,021
Total stockholders’ equity	7,967,940	7,546,038
Non-controlling interests	117,336	163,770
Total equity	8,085,276	7,709,808

Total liabilities and stockholders’ equity	12,825,097	12,715,771

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Nine months and three months ended February 28, 2015 and 2014

	Nine months ended February 28, 2015 (Unaudited)	Nine months ended February 28, 2014 (Unaudited)	Three months ended February 28, 2015 (Unaudited)	Three months ended February 28, 2014 (Unaudited)
Continuing operations
Revenue	6,097,699	4,365,689	1,536,250	1,460,619
Other income and gains	151,229	110,350	20,125	12,900
Service costs	(4,858,845)	(1,862,764)	(1,267,397)	(630,544)
Personnel cost	(626,758)	(560,718)	(250,330)	(230,729)
Depreciation expense	(391,596)	(361,071)	(133,622)	(121,473)
Amortization expense	(106,455)	(89,240)	(33,240)	(31,030)
Administrative and other expenses	(722,580)	(492,927)	(228,194)	(199,469)

(Loss)/income before provision for income taxes	(457,306)	1,109,319	(356,408)	260,274
Income tax income	(12,072)	(225,875)	(19,460)	(154,282)

Net (loss)/income before non-controlling interest	(469,378)	883,444	(375,868)	105,992
Share of results by non-controlling interest	46,904	27,035	20,575	27,035

Net (loss)/income from continuing operations	(422,474)	910,479	(355,293)	133,027

Discontinued operations
Net loss	(104,018)	(229,892)	-	(76,666)
Gain on disposal of subsidiaries	1,010,987	-	-	-

Net income/(loss) from discontinued operations	906,969	(229,892)	-	(76,666)

Net income/(loss) for the year
Net income/(loss) before non-controlling interest	437,591	653,552	(375,868)	29,326
Share of results by non-controlling interest	46,904	27,035	20,575	27,035
Net income/(loss) for the year	484,495	680,587	(355,293)	56,361

Other comprehensive income/(loss)
(Loss)/gain on foreign currency translation of continuing operations	(49,512)	51,000	(32,761)	72,517
Share of other comprehensive income/(loss) by non-controlling interest	470	497	(444)	497
Other comprehensive income/(loss) attributable to shareholders of the Company	(49,042)	51,497	(33,205)	73,014
Gain on foreign currency translation of discontinued operations	17,162	11,740	-	694
Total other comprehensive income/(loss)	(31,880)	63,237	(33,205)	73,708

Total comprehensive income/(loss)
- Attributable to continuing operations	(471,516)	961,976	(388,498)	206,041
- Attributable to discontinued operations	924,131	(218,152)	-	(75,972)

Total comprehensive income/(loss)	452,615	743,824	(388,498)	130,069

(Loss)/earnings per share, basic and diluted
– continuing operations	-	-	-	-
– discontinued operations	-	-	-	-
Weighted average number of shares	282,315,325	282,315,325	282,315,325	282,315,325

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months and three months ended February 28, 2015 and 2014

	Nine months ended February 28, 2015 (Unaudited)	Nine months ended February 28, 2014 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net (loss)/income before non-controlling interest	(469,378)	883,444
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	106,455	89,240
Depreciation expense	391,596	361,071
Deferred tax income	(4,797)	(11,110)
Changes in operating assets and liabilities:
Decrease in accounts receivable	681,103	1,443,881
Increase in inventories	(46,652)	(1,890)
Decrease/(increase) in other receivables and deposits	384,372	(935,042)
Increase in tax recoverable	(60)	(216)
Increase in deferred income	935,590	19,561
Decrease in accounts payable	(1,552,228)	(1,808,255)
(Decrease)/increase in tax payables	(44,103)	270,273
Increase/(decrease) in accrued liabilities and other payables	450,660	99,212

Net cash (used in)/provided by continuing operating activities	832,558	410,169
Net cash used in discontinued operating activities	(113,811)	(84,249)

Net cash (used in)/provided by operating activities	718,747	325,920

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(110,515)	(59,242)
Increase in amount due from a related company	(30,243)	(31,275)
Increase in interest in associates	(1,722,666)	-
Net cash used in acquisition of a subsidiary	-	(254,112)
Proceeds from disposal of subsidiaries	4,565,935	-
		-
Net cash provided by/(used in) continuing investing activities	2,702,511	(344,629)
Net cash used in discontinued investing activities	(1,590,743)	-

Net cash provided by/(used in) investing activities	1,111,768	(344,629)

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	(1,375,268)	-
(Decrease)/increase in amount due to related companies	5,580	39,921

Net cash (used in)/provided by continuing financing activities	(1,369,688)	39,921
Net cash flows from discontinued financing activities	-	-

Net cash (used in)/provided by financing activities	(1,369,688)	39,921

Net increase/(decrease) in cash and cash equivalents
Continuing operations	2,165,381	105,461
Discontinued operations	(1,704,554)	(84,249)

	460,827	21,212

Effect of exchange rate changes
Continuing operations	(165,886)	8,847
Discontinued operations	17,162	(6,879)

	(148,724)	1,968

Cash and cash equivalents at beginning of period
Continuing operations	2,991,276	3,681,851
Discontinued operations	1,687,392	1,797,240

	4,678,668	5,479,091
Less: Cash and cash equivalents included in assets held for sale	(1,687,392)	-

Cash and cash equivalents of continuing operations at beginning of period	2,991,276	5,479,091

Cash and cash equivalents at end of period
Continuing operations	4,990,771	3,796,159
Discontinued operations	-	1,706,112

Cash and cash equivalents of continuing operations at end of period	4,990,771	5,502,271

Supplementary information – continuing operations
Cash paid for income taxes	-	17,068
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 (Unaudited)

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

The Company’s major subsidiaries during the six months ended February 28, 2015 are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”) #	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”) #	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”) #	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”) #	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") #	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”) #	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

    # - Variable interest entities

The Company’s major associates during the six months ended February 28, 2015 are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Shanghai YuZhong Financial Information Service Co., Ltd (“YuZhong”) #	The PRC July 16, 2014	49.8%	Investment holding company

Shanghai YuGuang Automobile Inspection Technology Co., Ltd (“YuGuang”) #	The PRC July 17, 2014	20%	Investment holding company

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) #	The PRC October 31, 2013	10.2%	Inspection of motor vehicle

    # - Variable interest entities

Hong Sheng and QBA were disposed of during the period. See also Footnote 4.

For continuing operations, segment reporting is not required as the revenue, profit or loss and total assets in association with the e-commerce business are immaterial to the Company’s revenue, reported profit or loss and total assets.

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party  jointly incorporated YuZhong and they founders owned 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively. Huitong has contributed RMB398,400 to Yuzhong during the third quarter of fiscal year 2015. Immediately after the capital injection, YuZhong became an associate company.

YuZhong has not incurred any profit or loss during the nine months ended February 28, 2015.

On July 17, 2014, Huitong and Mao Hong jointly incorporated YuGuang. Huitong and Mao Hong owns 20% and 80% of equity interests in YuGuang, respectively. Pursuant to the agreement, Huitong has contributed RMB200,000 to YuGuang during the period. Immediately after the capital injection, YuGuang became an associate company.

YuGuang has not incurred any profit or loss during the nine months ended February 28, 2015.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) from Zhou Jin Shan at a consideration of RMB652,800. YuGuang also agreed to provide a shareholder’s loan of RMB11.2 million only after Chen Xiu Lan, the 49% shareholder, contributes an accumulated shareholder’s loan of RMB11.2 million to Haitai. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. As of the period end date, the Company has advanced RMB10,000,000 to Haitai. The Company has no voting rights in Haitai until the shareholder’s loan requirement is fulfilled.

Haitai has not incurred any profit or loss during the nine months ended February 28, 2015.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months and three months ended February 28, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of February 28, 2015, the results of its operations and cash flows for the nine months and three months ended February 28, 2015 and 2014.

The results of operations for the nine months and three months ended February 28, 2015 are not necessarily indicative of the results for a full year period.

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

(d) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2015 and 2014, there were no dilutive securities outstanding.

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

	February 28, 2015	May 31, 2014	February 28, 2015
Period end RMB : US$ exchange rate	0.1627	0.1621	0.1633
Average period RMB : US$ exchange rate	0.1625	0.1629	0.1630
Period end HK$ : US$ exchange rate	0.1290	0.1290	0.1289
Average period HK$ : US$ exchange rate	0.1290	0.1290	0.1289

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

As of the disposal date, QBA’s assets and liabilities are summarized as follows:

	July 25, 2014	May 31, 2014
Assets
Cash and cash equivalents	$2,969,661	1,687,392
Inventories	6,708	6,669
Accounts receivable	525	522
Other receivables and deposits	8,892	8,841
Property, plant and equipment, net	5,937	9,587
Total assets	2,991,723	1,713,011

Liabilities
Accounts payable	29,699	32,701
Accrued expenses and other payables	17,462	24,160
Total current liabilities	47,161	56,861

Net assets of QBA	2,944,562	1,656,150

The assets of QBA as of May 31, 2014 are classified as assets held for sale and liabilities in the condensed consolidated balance sheet.

The results of QBA during the period (up to date of disposal) are summarized as follows:

	From June 1, 2014 to July 25, 2014	Nine months ended February 28, 2014

Revenue	$3	$208
Other income and gains	164	74,895
Service costs	-	(57)
Personnel cost	(93,580)	(120,695)
Depreciation expense	(3,689)	(146,331)
Administrative and other expenses	(6,916)	(37,912)

Net loss	(104,018)	(229,892)

The results of QBA for the nine months ended February 28, 2015 and 2014, respectively, are reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

The results of Xin Chang for the nine months ended February 28, 2015 and 2014 are as follows:

	Nine months ended February 28, 2015	Nine months ended February 28, 2014 (post acquisition)
Revenue	$1,290,312	216,474
Other income	5,133	-
Cost of services	(1,137,258)	(233,916)
Personnel cost	(109,367)	(23,811)
Depreciation expense	(18,251)	-
Amortization expense	(16,343)	-
Administrative and other expenses	(120,814)	(20,200)
Net income for the period	(106,588)	(61,453)

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	February 28, 2015	May 31, 2014

Cash and bank	$408,763	$494,552
Time deposits	4,582,008	2,496,724

Total	$4,990,771	$2,991,276

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	February 28, 2015	May 31, 2014

Deposits	$-	$119,400
Temporary advance	381,223	810,625
Other receivables	317,674	153,244

Total	$698,897	$1,083,269

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 28, 2015	May 31, 2014
At cost:
Computer and software	$70,490	$102,023
Telecommunication equipment	5,460,732	5,297,796
Furniture, fixtures and equipment	58,420	61,887
Motor vehicles	126,456	126,133
Leasehold improvement	32,736	35,319
	5,748,834	5,623,158
Less: Accumulated depreciation	(4,462,019)	(4,171,264)

Property, plant and equipment, net	$1,286,815	$1,451,894

Depreciation expense attributable to continuing operations for the nine months ended February 28, 2015 and 2014 amounted to $391,596 and $361,071, respectively. Depreciation expense attributable to discontinued operations for the nine months ended February 28, 2015 and 2014 amounted to $3,689 and $146,331, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	February 28, 2015	May 31, 2014
At cost:
Operating concession	$435,375	$438,670
Customer base	81,270	81,450
IT license and software	2,281,079	2,276,992
	2,797,724	2,797,112
Less: Accumulated depreciation	(963,707)	(857,499)

Intangible assets, net	$1,834,017	$1,939,613

Amortization expense attributable to continuing operations for the nine months ended February 28, 2015 and 2014 amounted to $106,455 and $89,240, respectively. Amortization expense attributable to discontinued operations for the nine months ended February 28, 2015 and 2014 amounted to $Nil and $Nil, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	February 28, 2015	May 31, 2014

Arising from acquisition of QBA	$-	$610,386

QBA was disposed of during the period.

NOTE 11 – AMOUNT DUE FROM (TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company’s equity accounts were analyzed as follows:

	February 28, 2015	May 31, 2014
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,303,193	$3,272,950

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2015.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	February 28, 2015	May 31, 2014
Fellow subsidiary:
Redtone Telecommunications Sdn Bhd	$154,371	$148,791

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	February 28, 2015	May 31, 2014

Accrued expenses	$295,896	$345,869
Other payables	737,004	236,371

Total	$1,032,900	$582,240

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 28, 2015	May 31, 2014

Income tax payable	$474,858	$456,922
Business tax and other tax payables	152,164	214,203

Total	$627,022	$671,125

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

NOTE 15 – INCOME TAX INCOME

	Nine months ended February 28, 2015	Nine months ended February 28, 2014

Current income tax in PRC and Hong Kong	$16,869	$236,985
Deferred tax income	(4,797)	(11,110)

Total	$12,072	$225,875

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended February 28, 2015	Nine months ended February 28, 2014

(Loss)/income before provision for income taxes – continuing operations	$(457,306)	$1,109,319

Expected PRC income tax expense at statutory tax rate of 25%	(114,326)	277,330
Different tax rate for PRC/Hong Kong local authority	7,586	15,233
Expenses not deductible for tax	13,933	4,616
Utilization of tax loss brought forward	(32,677)	(165,108)
Tax loss not provided for deferred tax	137,556	93,804

Total	$12,072	$225,875

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

The total consolidated VIE assets and liabilities (QBA is included in comparative figures) reflected on the Company’s balance sheet are as follows:

	February 28, 2015	May 31, 2014
Assets
Cash and cash equivalents	$165,454	$1,888,407
Inventories	50,626	10,643
Accounts receivable	2,217,873	2,899,498
Tax recoverable	23,432	23,372
Other receivables and deposits	669,433	1,037,508
Goodwill	-	617,454
Property, plant and equipment, net	196,771	108,371
Intangible assets, net	473,188	495,020
Interest in associates	1,722,666	-

Total assets (not include amount due from intra-group companies)	5,519,443	7,080,273

Liabilities
Deferred income	1,715,593	779,960
Accounts payable	1,225,198	2,810,592
Accrued expenses and other payables	1,306,648	452,527
Taxes payable	27,531	68,484
Total current liabilities	4,274,970	4,111,563

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Nine months ended February 28, 2015	Nine months ended February 28, 2014

Revenue	$5,924,714	$4,093,086
Other income and gains	976,254	34,397
Service costs (Not including service costs payable to intra-group companies)	(4,846,205)	(1,852,309)
Personnel cost	(426,808)	(290,799)
Depreciation expense	(35,467)	(550,068)
Amortization expense	(23,125)	(165,056)
Administrative and other expenses	(394,402)	(37,590)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	1,174,961	1,231,661
Income tax income/(provision for income taxes)	(16,869)	(17,032)

Net income	1,158,092	1,214,629

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of February 28, 2015. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

Year-to-date Results of Operations

Year-to-date Results for Nine-month period ended February 28, 2015 as Compared to period ended February 28, 2014

The following table summarizes the results of our operations during the nine-month periods ended February 28, 2015 and February 28, 2014, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 9-month period ended February 28, 2015 compared to 9-month period ended February 28, 2014

	Nine-month period ended		Increase/(Decrease) from comparative period
	February 28, 2015	February 28, 2014
Revenue	6,097,699	4,365,689	1,732,010	40%
Other income and gains	151,229	110,350	40,879	37%
Service costs	(4,858,845)	(1,862,764)	(2,996,081)	161%
Personnel cost	(626,758)	(560,718)	(66,040)	12%
Depreciation expense	(391,596)	(361,071)	(30,525)	8%
Amortization expense	(106,455)	(89,240)	(17,215)	19%
Administrative and other expenses	(722,580)	(492,927)	(229,653)	47%

(Loss)/income before provision for income taxes	(457,306)	1,109,319	(1,566,625)	-141%
Provision for income taxes	(12,072)	(225,875)	213,803	-95%

Net (loss)/income before non-controlling interest	(469,378)	883,444	(1,352,822)	-153%

Revenues. The Company generated revenue of $6,097,699 in the first nine months of the fiscal year ending May 31, 2015, representing a 40% increase as compared with the preceding year’s corresponding period. The increase in revenues was mainly due to higher consumption from the competitive market of $658,005 as well as the increase in revenue from the newly acquired subsidiary, Xinchang, amounted to $1,073,838.

Other income and gains.  During the first nine month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $151,229, an increase of $40,879 or 37% compared with the preceding year’s corresponding quarter.  The increase was due to an increase in interest income from time deposits.

Service cost. Service costs from operations for the first nine months in fiscal year 2015 of $4,858,845 reflected an increase of $2,996,081 or 161% over the comparative period of preceding year. The increase in service costs was mainly due to increase in the traffic rate as well as the increase in service costs of the newly acquired subsidiary, Xinchang, amounted to $903,342.

Personnel expenses.  The personnel expenses have increased by 12% or $66,040 to $626,758 for the first nine month of the fiscal year ending May 31, 2015. This is mainly due to the inclusion of the newly acquired Xin Chang operation.

Depreciation and amortization expenses. Depreciation is generally comparable to comparative period of preceding year. The increase in amortization expense was mainly attributable to the amortization of the newly acquired customer base and the operating concession since the fourth quarter of last fiscal year.

Administrative and other operating expenses.  The general and administrative expenses have increased $229,653 or 47% to $722,580. This is mainly due to the increase in administrative expenses of the newly acquired Xin Chang operation of $100,614 and a one-off consultancy fee paid for the conclusion on disposal of QBA.

(Loss)/income before provision for income taxes.  For the period under review, the increased in service costs has caused the net loss before provision for income taxes stood at $457,306 as compared to a gain of $1,109,319 over the preceding year’s corresponding quarter.

Net loss before non-controlling interest.  For the period under review, the increased in service costs has caused the net loss before non-controlling interest stood at $469,378 as compared to a gain of $883,444 over the preceding year’s corresponding quarter.

Three-month period results ended February 28, 2015 as Compared to Three-month period results ended February 28, 2014

The following table summarizes the results of our operations during the three-month periods ended February 28, 2015 and February 28, 2014, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 3-month period ended February 28, 2015 compared to 3-month period ended February 28, 2014

	Three-month period ended		Increase/(Decrease) from comparative period
	February 28, 2015	February 28, 2014
Revenue	1,536,250	1,460,619	75,631	5%
Other income and gains	20,125	12,900	7,225	56%
Service costs	(1,267,397)	(630,544)	(636,853)	101%
Personnel cost	(250,330)	(230,729)	(19,601)	8%
Depreciation expense	(133,622)	(121,473)	(12,149)	10%
Amortization expense	(33,240)	(31,030)	(2,210)	7%
Administrative and other expenses	(228,194)	(199,469)	(28,725)	14%

(Loss)/income before provision for income taxes	(356,408)	260,274	(616,682)	-237%
Provision for income taxes	(19,460)	(154,282)	134,822	-87%

Net (loss)/income before non-controlling interest	(375,868)	105,992	(481,860)	-455%

Revenues. The Company generated revenue of $1,536,250 in the third three months of the fiscal year ending May 31, 2015, representing a 5% marginal increase as compared with the preceding year’s corresponding period. The increase in revenues was mainly due to the increase in revenue from the newly acquired subsidiary, Xinchang, amounted to $169,029.

Other income and gains.  During the third three month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $20,125, an increase of $7,225 or 56% compared with the preceding year’s corresponding quarter.  The increase was due to the increase in interest income from time deposits.

Service cost. Service costs from operations for the third three months in fiscal year 2015 of $1,267,397 reflected an increase of $636,853 or 101% over the comparative period of preceding year. The increase in service costs was mainly due to increase in the traffic rate as well as the increase in cost of services of the newly acquired subsidiary, Xinchang, amounted to $68,174.

Personnel expenses.  The personnel expenses have increased by 8% or $19,601 to $250,330 for the third three month of the fiscal year ending May 31, 2015. This is mainly due to the inclusion of the newly acquired Xin Chang operation.

Depreciation and amortization expenses. Depreciation is generally comparable to comparative period of preceding year.

Administrative and other operating expenses.  The general and administrative expenses have increased by $28,725 or 14% to $228,194. This is mainly due to the increase in administrative expenses of the newly acquired Xin Chang operation of $35,908.

(Loss)/income before provision for income taxes.  For the period under review, the increased in service costs has caused the net loss before provision for income taxes stood at $356,408 as compared to a gain of $260,274 over the preceding year’s corresponding quarter.

Net loss before non-controlling interest.  For the period under review, the increased in service costs has caused the net loss before non-controlling interest stood at $375,868 as compared to a gain of $105,992 over the preceding year’s corresponding quarter.

Liquidity and capital resources

Cash

Our cash balance at February 28, 2015 was $4,990,771, representing an increase of $1,999,495 compared to our cash balance of $2,991,276 at May 31, 2014.

Cash flow of continuing operations (before effect of exchange rate changes).

	February 28, 2015	February 28, 2014	+/-
Net cash provided by operating activities	$832,558	$410,169	422,389
Net cash provided by/(used in) investing activities	$2,702,511	$(344,629)	3,047,140
Net cash (used in)/provided by financing activities	$(1,369,688)	$39,921	(1,409,609)
Net increase in cash and cash equivalents	2,165,381	105,461	2,059,920

Net cash provided by operations during the nine months ended February 28, 2015 amounted to $832,558 as compared to $410,169 in the same period of FY2014 mainly arose from the increase in net operating collection during the period.

Net cash provided investing activities for the nine months period ended February 28, 2015 amounted to $2,702,511 mainly comprised consideration received from the disposal of QBA during the period of $4,565,935 net off by cash used in interest in associates of $1,722,666.

There was net cash used in financing activities of $1,369,688 for the nine months ended February 28, 2015 mainly due to uplift of time deposits to repay amount due to QBA.

Working capital

Our working capital was $3,241,778 at February 28, 2015.

At February 28, 2015, we had stockholders’ equity of $7,967,940; total assets of $12,825,097 and total current liabilities of $4,739,821.

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

We have no off balance sheet arrangements.

Discontinued Operations

Results of discontinued operations for 9-month period ended February 28, 2015 compared to 9-month period ended February 28, 2014

	Nine-month period ended		Increase/(Decrease) from comparative period
	February 28, 2015	February 28, 2014
Revenue	3	208	(205)	-99%
Other income and gains	164	74,895	(74,731)	-100%
Service costs	-	(57)	57	-100%
Personnel cost	(93,580)	(120,695)	(27,115)	-22%
Depreciation expense	(3,689)	(146,331)	(142,642)	-97%
Administrative and other expenses	(6,916)	(37,912)	(30,996)	-82%

Loss before provision for income taxes	(104,018)	(229,892)	(125,874)	-55%
Provision for income taxes	-	-	-	0%

Net loss before non-controlling interest	(104,018)	(229,892)	(125,874)	-55%

Revenues. The discontinued operation generated marginal revenue of $3 in the nine months of the fiscal year ending May 31, 2015, representing almost 100% decrease as compared with the preceding year’s corresponding quarters. The decrease was mainly due to the cessation business of the company during the period.

Other income and gains.  During the first nine months of the fiscal year ending May 31, 2015, the discontinued operation recorded other income and gains of $164, a decrease of $74,731 or 579% compared with the preceding year’s corresponding period.  The decrease was due to cessation business of the company during the period.

Service cost. No service costs from operations for the first nine months of the fiscal year ending May 31, 2015 mainly due to cessation business of the company during the year.

Personnel expenses.  The personnel expenses have decreased by 22% or $27,115 to $93,580 for the first nine months of the fiscal year ending May 31, 2015. This is mainly due to lay-off manpower expenses incurred during the disposal of QBA.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $104,018 as compared to $229,892 over the preceding year’s corresponding quarter.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of February 28, 2015, the Company’s internal control over financial reporting was effective.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended February 28, 2015.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 28, 2015.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 10, 2015, the date the financial statements were issued.

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

Dated: April 13, 2015	REDtone Asia, Inc.	Dated: April 13, 2015	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)