Form 10-K
period 2015-05-31
REDtone Asia Inc
filed 2015-09-14
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of May 31, 2015 was $16,938,921.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $16,938,921.

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

PART I

ITEM 1. BUSINESS

Historical Overview

The Company’s major subsidiaries during the years are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”) 1, 2	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”) 2	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”) 2	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”) 2, 3	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") 1, 2	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”) 2	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd (“YuZhong”) 2, 4	The PRC July 16, 2014	49.8%	Investment holding

Shanghai YuGuang Automobile Inspection Technology Co., Ltd (“YuGuang”) 2, 4	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) 2, 4	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. (“FengCheng”) 2, 4	The PRC November 30, 2012	30.5%	Provision of services for motor vehicle technical and emission inspection

1 - Disposed of during the year
2 - Variable interest entities
3 - Deregistered during the year
4 - Acquired/incorporated during the year

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

Pursuant to the agreement, Hongsheng is transferred all its operations, assets and liabilities other than investment in QBA prior to the completion of the above transaction. Therefore, the entire arrangement is to dispose of the shell of Hongsheng together with the entire interest in QBA.

The disposal and transfer of the aforementioned operations, assets and liabilities, and also statutory approval by PRC local government is completed in September 2014.

Prior to disposal of Hongsheng, the Company transferred its equity interest in Jiamao and Xin Chang to Huitong.

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party  jointly incorporated Shanghai YuZhong Financial Information Service Co., Ltd  (“YuZhong”) and the founders owned 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively.

On July 17, 2014, Huitong and YuZhong jointly incorporated Shanghai YuGuang Automobile Inspection Technology Co., Ltd  (“YuGuang”). Huitong and YuZhong owns 20% and 80% of equity interests in YuGuang, respectively.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) from Zhou Jin Shan at a consideration of RMB652,800. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. The acquisition was completed in January 2015.

As of the date of acquisition, Haitai has 51% equity interest in Feng Cheng Motor Vehicle Inspection Co., Ltd.  (“FengCheng”). FengCheng is principally engaged in the provision of services for motor vehicle technical and emission inspection. Haitai and FengCheng was collectively known as “Haitai Group”.

Although the Company is not the shareholder of Huitong, Jiamao, Xin Chang, YuZhong, YuGuang, Haitai, and FengCheng, the Company has determined that it is the primary beneficiary of these seven (7) entities, as the Company has their respective voting powers and is entitled to receive all the benefits from the operations of these seven (7) entities. Hence, Huitong, Jiamao, Xin Chang, YuZhong, YuGuang, Haitai, and FengCheng, are identified as VIEs and are consolidated as subsidiaries of the Company.

Mr Mao Hong, the appointed Chief Operating Officer, is also a shareholder of and Huitong and YuZhong.

Business Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

On July 25, 2015, REDtone China entered into a Share Sale Agreement (“SSA”) with Guotai Investment Holdings Limited (“Guotai”) for the divestment of Hongsheng for a total cash consideration of RMB28,000,000 for the purpose of Guotai acquiring the third party payment license, held by its wholly owned subsidiary, QBA.

Hongsheng is conducting telco related services in Shanghai. These telco related businesses is transferred to Huitong, a subsidiary of REDtone China from the Completion date. Therefore, all existing telco businesses of Hongsheng is still remain within the REDtone Group.

Products and Services

During the year ended May 31, 2015, REDtone China offers the following services to customers:

1. Discounted call services for consumers (“EMS”)
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile
4. Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

We plan to venture into the car inspection business with a “One-Stop Center” located in Taizhou   City of the  PRC.

We have yet to commence operations and the One-Stop Center is currently under construction. The One-Stop Center has a gross area of 26,015sqm and comprises of:
(1) 2 buildings for safety inspection &emissions check;
(2) parking area for vehicles to be inspected; and
(3) a building for repair & other related services.

We estimate the total investment costs of the One-Stop Center will be approximately $5.3 million. As of May 31, 2015, the total capital commitment related to the One-Stop Center is approximately $2.8 million.

With the modern and efficient car inspection facilities and equipment, we expect the  One-Stop Center would reduce the existing waiting time of the car owners significantly. We anticipate construction will be completed and operations will commence in calendar year 2016.

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

(b)	Innovation

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

(c)	Value Added Services

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

Customers and Suppliers

Our major customers are end users and corporate clients in Shanghai. Our suppliers are mainly termination partners and telecommunication players such as China TieTong Telecommunications (“CTT”), China Mobile and China Unicom and China Telecom.

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

The Company did not incur any research and development expenses in the fiscal year ended May 31, 2015.

Number of Employees

Currently, our Chief Executive Officer  manages the Company. We had fifty two (52) employees including fourteen (14) in the Management team, twenty two (22) in Research & Development, Customer Care, Sales and Marketing as well as Finance and Administrative, and balance of sixteen (16) in Technical supports. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related dispute recorded over the years.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at Suites 15A, E,F, Plaza Sanhe, No. 121 Yanping Road, Jing An District, Shanghai, PRC.  The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

The car inspection center is located at Haining Industrial Park, Taizhou City

ITEM 3. LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of May 31, 2015, we had 282,315,356outstanding shares of Common Stock.

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol “RTAS”. We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of May 31, 2015, we had approximately 49 shareholders of record.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from June 1, 2014 to the date of this report, there is no sale of  unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

We are also venturing into car inspection business in PRC since January 2015 but the said business yet to commence as of the date of this report.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended May 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Continuing operations

Results of continuing operations for year ended May 31, 2015 compared to year ended May 31, 2014

	Year ended
	May 31, 2015	May 31, 2014	Increase/(Decrease) from previous year
Revenue	8,423,788	6,176,820	2,246,968	36%
Other income and gains	117,179	149,588	(32,409)	-22%
Service costs	(6,908,020)	(2,955,367)	3,952,653	134%
Personnel cost	(827,606)	(752,868)	74,738	10%
Depreciation expense	(541,142)	(484,432)	56,710	12%
Amortization expense	(321,033)	(137,452)	183,581	134%
Administrative and other expenses	(1,165,708)	(806,221)	359,487	45%

(Loss)/Income before provision for income taxes	(1,222,542)	1,190,068	(2,412,610)	N/A
Provision for income taxes	(68,002)	104,362	(172,364)	N/A

Net (loss)/income before non-controlling interest	(1,290,544)	1,294,430	(2,584,974)	N/A

Revenues. The Company generated revenue of $8,423,788 in the fiscal year ended May 31, 2015, representing a 36% increase as compared with the fiscal year ended May 31, 2014. The increase was mainly due to a full year’s operation of Xin Chang in fiscal year 2015 as compared to a 5 months post acquisition results in fiscal year 2014 that contributed an increase revenue from by $1.26 million in current year.

Other income and gains.  During the fiscal year ended May 31, 2015, the Company recorded other income and gains of $117,179, a decrease of $32,409 or 22% compared with last year.  The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the year ended May 31, 2015 of $6,908,020 reflected an increase of $3,952,653 over the fiscal year ended May 31, 2014. The increase was mainly due to increase in traffic costs charged by the main operators of approximately $2.8 million and an increase in Xin Chang’s service cost by $1,063,828 due to a full year’s inclusion of operations in fiscal year 2015.

Personnel expenses.  The personnel expenses have increased 10% or $74,738 to $827,606 for the year ended May 31, 2015. This is mainly due to a full year’s operation of Xin Chang in fiscal year 2015 as compared to a 5 months post acquisition results in fiscal year 2014. Xin Chang’s payroll was increased by $108,554 as compared to last year.

Depreciation and amortization expenses. The depreciation is increased by 12% or $56,710 compared to last year. The increase is mainly contributed by the increase in Xin Chang’s depreciation expenses of $43,128 as compared to last year.

Amortization expense has increased by $183,581 or 134% compared to last year. The increase in amortization expense was mainly attributable to the amortization of a newly acquired customer base of $161,400 during the year.

Administrative and other operating expenses.  The general and administrative expenses have increased $359,487 or 45% to $1,165,708. This is mainly due to the inclusion of the full year’s Xin Chang operation in fiscal year 2015 and contributed an increase of $127,468 during the year and also the professional expenses incurred during the year in related to the disposal of QBA of $90,388.

(Loss)/Income before provision for income taxes.  For the financial year under review, the dramatically increased in service costs has caused the loss before provision for income taxes stood at $1,222,542 as compared to an income before provision for income taxes of $1,190,068 over fiscal year 2014.

Provision for income taxes. For the financial year under review, there is an income tax provision of $68,002 compared to income tax income of $104,362 over the financial year 2014.

Net (loss)/income before non-controlling interest.  For the fiscal year under review, the increased in service costs has caused the net loss before non-controlling interest stood at $1,290,544 as compared to a net income of $1,294,430 over fiscal year 2014.

Discontinued Operations

Results of discontinued operations for year ended May 31, 2015 compared to year ended May 31, 2014

	Year ended
	May 31, 2015	May 31, 2014	Increase/(Decrease) from previous year
Revenue	3	63,849	(63,846)	-100%
Other income and gains	164	97,390	(97,226)	-100%
Service costs	-	(14,354)	(14,354)	-100%
Personnel cost	(93,580)	(157,777)	(64,197)	-41%
Depreciation expense	(3,689)	(182,797)	(179,108)	-98%
Administrative and other expenses	(6,916)	(50,548)	(43,632)	-86%

Loss before provision for income taxes	(104,018)	(244,237)	(140,219)	-57%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	(104,018)	(244,237)	(140,219)	-57%

Revenues. The Company generated revenue of $3 in the fiscal year ended May 31, 2015, representing a 100% decrease as compared with the fiscal year ended May 31, 2014. The decrease was mainly due to the Company was ceased operation in July 2014.

Other income and gains.  During the fiscal year ended May 31, 2015, the Company recorded other income and gains of $164, a decrease of $97,226 or 100% compared with last year.  The decrease was due to the Company was ceased operation in July 2014.

Service cost. Service costs from operations for the year ended May 31, 2015 was nil due to creased operation during the year under review.

Personnel expenses.  The personnel expenses have decreased by 41% or $64,197 to $93,580 for the year ended May 31, 2015. This is mainly due to the Company was ceased operation in July 2014.

Loss before provision for income taxes.  The net loss before provision for income taxes stood at $104,018 as compared to $244,237 over fiscal year 2014 mainly due to the Company was ceased operation in July 2014.

Liquidity and Capital Resources.

Cash

Our cash balance at May 31, 2015, was $5,062,576, representing anincrease of $2,071,300, from previous cash balance of $2,991,276 as of May 31, 2014.

Cash Flow from Continuing Operations (before effect of exchange rate changes).

	May 31,2015	May 31, 2014	+/-
Net cash provided by/ (used in) operating activities	$704,909	$(196,758)	901,667
Net cash provided by/(used in) investing activities	$2,591,274	$(518,807)	3,110,081
Net cash provided by/ (used in) financing activities	$(1,161,676)	$32,473	(1,194,149)
Net (decrease)/increase in cash and cash equivalents	2,134,507	(683,092)	2,817,599

Net cash provided by operations during the fiscal year ended May 31, 2015 amounted to $704,909 as compared to net cash used in operations of $196,758 in the same period of FY2014, the change was mainly due to higher revenue generated during the year.

Net cash flow provided by investing activities for the fiscal year ended May 31, 2015 amounted to $2,591,274 mainly represents consideration received for the disposal of QBA during the year of approximately $4.6 million, net off with cash paid in purchase of property, plant and equipment of approximately $1.7 million.

There was net cash used in financing activities for the year ended May 31, 2015 total $1,161,676 mainly represents settlement of amount due to discontinued activities.

Working Capital

Our working capital was a positive of $1,104,747 at May 31, 2015, a decrease of 70% year on year. The decreased in working capital is mainly due to the disposal of asset less liabilities held for sale (i.e. QBA) of approximately $1.7 million during the year.

At May 31, 2015, we had stockholders’ equity of $7,443,389; total assets of $12,211,843 and total current liabilities of $5,149,350.

We currently anticipate capital expenditures amounted $2,785,647 for our existing operations the next twelve (12) months.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists,
●	Delivery has occurred or services have been rendered,

●	The seller’s price to the buyer is fixed or determinable, and
●	Collectability is reasonably assured

Revenue Recognition policy for each of the major products and services:

1.
Discounted call services for consumer (EMS) as follow:

●  Collaboration with CTT – REDtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilize by the consumer and it is on net basis which is computed based on a fixed sharing ratio of the total airtime utilize by consumers after netting of direct traffic termination cost and incidental expenses as per the collaboration agreement with CTT. REDtone China’s role for Business Collaboration with CTT would be as “Agent” as REDtone China is the sole distributor for EMS brand owned and controlled by CTT;  and

●  Collaboration with other telecommunication providers – REDtone China will act as discounted consumer call Reseller whereby REDtone China will decide on service and package specification, pricing policy while China Unicom merely acts as passive termination partner for call traffic.  REDtone China will pay China United Network Communications Company Ltd (“China Unicom”) solely based on call traffic termination by China Unicom at prescribed rate (defined as traffic termination cost in the book of REDtone China).  In this regard, REDtone China will recognize the revenue when airtime is utilized by the consumer and the value recognize is the call charges gross value.    REDtone China role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing passive role as traffic termination partner while REDtone China is fully responsible for the entire management of discounted call services.

As this is a prepaid product, there is an expiry date for the product sold. If the airtime is not utilize by the expiry date, which is currently one year from the activation date, it will be deemed expired and recognize as revenue based on the remaining gross value of the expired prepaid product

2.
Discounted call services for corporate as follow:

 ● Collaboration with CTT – the revenue recognize is the commission earn from distributing the discounted call services to corporate customer; and

 ● Collaboration with other telecommunication providers –the revenue recognize is the commission earn from distributing the discounted call services to corporate customer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide information required by this item.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of May 31, 2015, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended May 31, 2015.

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2015 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	50	Director CEO	July 2008 - Present October 2010- Present
Lau Bik Soon	45	Director	October 2010-Present
Ng Hui Nooi	42	CFO	March 2012-Present

Mr Chuan Beng Wei, age 50, is now the Chief Executive Officer of the Company.  Mr Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor’s Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

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

Mr. Bik Soon Lau, age 45, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group’s Malaysia business which includes data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company’s channel partner, and helped the company grow its business in Malaysia.

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

Ms. Hui Nooi Ng, age 42, a Malaysian Chartered Accountant, obtained her Professional Degree from The Association of Chartered Certified Accountants in 2004.   Ms. Ng has more than eighteen years of working experience in accountancy and has held various positions from accountant to finance manager with companies in Malaysia and Vietnam. In 1999, she joined ChemQuest Sdn Bhd, as an accountant, fully responsible for the finance and accounting operations for the company. In 2010, she joined Poh Huat Furniture Ind. Vietnam Joint Stock Co, a Malaysian manufacturing company based in Vietnam as the Finance Manager.  In this position, her main responsibilities included financial review and reporting, budgeting, business planning and risk management and treasury functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended May 31, 2015, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended May 31, 2015 and 2014, certain information regarding the compensation earned by the Company’s named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2015 or 2014 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and	Year			Annual	Compen-
Principal	Ended	Salary	Bonus	Compen-	Sation
Position	May 31	($)	($)	sation ($)	($)
Chuan Beng Wei,	2015	-0-	-0-	-0-	-0-
Director, CEO	2014	-0-	-0-	-0-	-0-

Bik Soon, Lau	2015	-0-	-0-	-0-	-0-
Director	2014	-0-	-0-	-0-	-0-

Hui Nooi, Ng	2015	15,495	-0-	-0-	-0-
CFO	2014	15,638	-0-	-0-	-0-

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2015 and 2014 fiscal years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of May 31, 2015: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of the date of this report, the Company had 282,315,356  shares of common stock outstanding.

(i) Security Ownership of directors and executive officers: None

(ii)           Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	REDtone International Bhd, Suites 22-28, 5th Floor, IOI Business Park, 47100 Puchong, Malaysia.	260,619,365	92.31%

(iii)	Security ownership of officers and directors as a group: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended May 31, 2015 and 2014, there were no related transactions between the Company and the directors except the followings:

Amount due from a related company
	2015	2014
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,289,447	$3,272,950

Amount due to related parties
	2015	2014
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$160,420	$148,791
Non-controlling interests	1,873,432	-

	2,033,852	148,791

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal year ended May31, 2015	AWC (CPA) Limited	$52,500

Fiscal year ended May31, 2014	Albert Wong & Co	$48,000

•	Audit Fees.

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

During its fiscal year ended May 31, 2015, the Company did not have an Audit Committee and the Company’s director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors’ Report	F1
- Consolidated Balance Sheet at May 31, 2015 and 2014	F2
- Consolidated Statements of Incomeand Comprehensive Income for the Years Ended May 31, 2015 and 2014	F3
- Consolidated Statements of Changes in Equity for the Years Ended May 31, 2015 and 2014	F4
- Consolidated Statements of Cash Flows for the Year Ended May 31, 2015 and 2014	F5
- Notes to Consolidated Financial Statements	F6

To the board of directors and stockholders of REDtone Asia, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of REDtone Asia, Inc. and its subsidiaries (“the Company”) as of May 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REDtone Asia, Inc. and its subsidiaries as of May 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC (CPA) Limited

AWC (CPA) Limited
Hong Kong, China
September 11, 2015

F1

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At May 31, 2015 and 2014

	2015	2014
Assets
Current assets
Cash and cash equivalents	$5,062,576	$2,991,276
Inventories	3,951	3,974
Accounts receivable	825,790	2,898,976
Tax recoverable	-	23,372
Other receivables and deposits	361,780	1,083,269
Assets held for sale	-	1,713,011
Total current assets	6,254,097	8,713,878

Property, plant and equipment, net	3,803,404	1,451,894
Intangible assets, net	1,777,171	1,939,613
Goodwill	377,171	610,386

Total assets	12,211,843	12,715,771

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	794,435	743,793
Accounts payable	781,362	2,798,373
Accrued expenses and other payables	883,459	582,240
Amount due to related parties	2,033,852	148,791
Taxes payable	656,242	671,125
Liabilities related to assets held for sale	-	56,861
Total current liabilities	5,149,350	5,001,183

Deferred tax liabilities	-	4,780

Total liabilities	5,149,350	5,005,963

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,289,447)	(3,272,950)
Retained earnings	2,141,129	2,172,842
Accumulated other comprehensive income	836,582	891,021
Total stockholders’ equity	7,443,389	7,546,038
Non-controlling interests	(380,896)	163,770
Total equity	7,062,493	7,709,808

Total liabilities and stockholders’ equity	12,211,843	12,715,771

See accompanying notes to the consolidated financial statements.

F2

REDTONE ASIA, INC. AND SUBSIDIARIESs
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended May 31, 2015 and 201
	2015	2014
Continuing operations
Revenue	8,423,788	6,176,820
Other income and gains	117,179	149,588
Service costs	(6,908,020)	(2,955,367)
Personnel cost	(827,606)	(752,868)
Depreciation expense	(541,142)	(484,432)
Amortization expense	(321,033)	(137,452)
Administrative and other expenses	(1,165,708)	(806,221)

(Loss)/income before provision for income taxes	(1,222,542)	1,190,068
(Provision for income taxes)/income tax income	(68,002)	104,362

Net (loss)/income before non-controlling interest	(1,290,544)	1,294,430
Share of loss by non-controlling interest	351,862	27,435

Net (loss)/income	(938,682)	1,321,865

Discontinued operations
Net loss	(104,018)	(244,237)
Gain on disposal of discontinued operations	1,010,987	-

Net income/(loss) for the year	906,969	(244,237)
Net (loss)/income for the year
Net (loss)/income before non-controlling interest	(383,575)	1,050,193
Non-controlling interest	351,862	27,435
Net (loss)/income for the year	(31,713)	1,077,628

Other comprehensive (loss)/income
Loss on foreign currency translation of continuing operations	(71,601)	(4,876)
Share of other comprehensive income by non-controlling interest	4,089	(1,810)
Other comprehensive loss attributable to shareholders of the Company	(67,512)	(6,686)
Gain on foreign currency translation of discontinued operations	17,162	7,962
Total other comprehensive (loss)/income	(50,350)	1,276

Total comprehensive (loss)/income
- Attributable to continuing operations	(1,006,194)	1,315,179
- Attributable to discontinued operations	924,131	(236,275)

Total comprehensive (loss)/income	(82,063)	1,078,904

Earnings per share, basic and diluted
– continuing operations	(0.00)	0.00
– discontinued operations	0.00	(0.00)
Weighted average number of shares	282,315,325	282,315,325

See accompanying notes to the consolidated financial statements.

F3

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended May 31, 2015 and 2014

	Issued common shares	Common stock	Additional paid in capital	Amount due from a related company	Retained earnings	Other comprehensive income	Total stock- holders’ equity	Non- controlling interests	Total equity

Balance at June 1, 2013	282,315,356	$28,232	$7,726,893	$-	$1,095,214	$887,935	$9,738,274	$-	$9,738,274
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	193,015	193,015
Amount due from a related party recognized as an offset against equity				(3,272,950)	-	-	(3,272,950)		(3,272,950)
Net income for the year	-	-	-	-	1,077,628	-	1,077,628	(27,435)	1,050,193
Foreign currency translation adjustments	-	-	-	-	-	3,086	3,086	(1,810)	1,276

Balance at May 31, 2014	282,315,356	$28,232	$7,726,893	$(3,272,950)	$2,172,842	$891,021	$7,546,038	$163,770	$7,709,808
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	(196,893)	(196,893)
Increase in amount due from a related company	-	-	-	(16,497)	-	-	(16,497)	-	(16,497)
Net income for the year	-	-	-	-	(31,713)	-	(31,713)	(351,862)	(383,575)
Foreign currency translation adjustments	-	-	-	-	-	(54,439)	(54,439)	4,089	(50,350)

Balance at May 31, 2015	282,315,356	$28,232	$7,726,893	$(3,289,447)	$2,141,129	$836,582	$7,443,389	$(380,896)	$7,062,493

See accompanying notes to the consolidated financial statements.

F4

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Cash flows from continuing operating activities
Net (loss)/income before non-controlling interest	(1,290,544)	1,294,430
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	321,033	137,452
Depreciation expense	541,142	484,432
Deferred tax	(4,759)	(15,071)
Provision for doubtful accounts	-	141,289
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	2,073,186	(501,009)
Decrease/(increase)in inventories	23	(9)
Decrease/(increase) in other receivables and deposits	721,489	(795,539)
Decrease/(increase) in tax recoverable	23,372	(49)
Decrease in deferred income	50,642	(96,947)
(Decrease) in accounts payable	(2,017,011)	(887,585)
(Decrease) in tax payables	(14,883)	(46,959)
Increase in accrued liabilities and other payables	301,219	88,807

Net cash provided by/(used in) continuing operating activities	704,909	(196,758)
Net cash (used in) discontinued operating activities	(113,811)	(114,149)
	591,098	(310,907)

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(1,692,890)	(221,053)
Purchases of intangible assets	(161,400)	(81,450)
(Increase)/decrease in amount due from a related company	(16,497)	29,351
Net cash (used in) acquisition of interest in subsidiaries	(103,874)	(245,655)
Proceeds from disposal of subsidiaries	4,565,935	-

Net cash provided by/(used in) continuing investing activities	2,591,274	(518,807)
Net cash flows (used in) discontinued investing activities	(1,590,743)	-
	1,000,531	(518,807)

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	(1,375,268)	-
Capital contributed by non-controlling interests	64,599	-
Increase in amount due to related parties	148,993	32,473

Net cash (used in)/provided by continuing financing activities	(1,161,676)	32,473
Net cash flows from discontinued financing activities	-	-
	(1,161,676)	32,473

Net increase/(decrease) in cash and cash equivalents
Continuing operations	2,134,507	(683,092)
Discontinued operations	(1,704,554)	(114,149)
	429,953	(797,241)

Effect of exchange rate changes on cash and cash equivalents
Continuing operations	(63,207)	(7,483)
Discontinued operations	17,162	4,301
	(46,045)	(3,182)

Cash and cash equivalents at beginning of year
Continuing operations	2,991,276	3,681,851
Discontinued operations	1,687,392	1,797,240
Combined Cash and cash equivalent at beginning of year	4,678,668	5,479,091
Less: cash and cash equivalents included in beginning assets held for sale	(1,687,392)	-
Cash and cash equivalent at beginning of year	2,991,276	5,479,091
Cash and cash equivalents at end of year
Continuing operations	5,062,576	2,991,276
Discontinued operations (included in assets held for sale)	-	1,687,392
	5,062,576	4,678,668

Supplementary information – continuing operations
Cash paid for income taxes	42,639	-
Cash paid for interest	-	-

See accompanying notes to the consolidated financial statements.

F5

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015

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

The Company’s major subsidiaries during the years are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Redtone Telecommunication (China) Limited (“Redtone China”)	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited (“Redtone Shanghai”)	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited (“Hongsheng”) 1, 2	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited (“Huitong”) 2	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited (“Jiamao”) 2	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd (“Nantong Jiatong”) 2, 3	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") 1, 2	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited (“Xin Chang”) 2	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd (“YuZhong”) 2, 4	The PRC July 16, 2014	49.8%	Investment holding

F6

Shanghai YuGuang Automobile Inspection Technology Co., Ltd (“YuGuang”) 2, 4	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) 2, 4	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. (“FengCheng”) 2, 4	The PRC November 30, 2012	30.5%	Provision of services for motor vehicle technical and emission inspection

1 - Disposed of during the year
2 - Variable interest entities
3 - Deregistered during the year
4 - Acquired/incorporated during the year

Nantong Jiatong, Hongsheng and QBA were disposed of July 25, 2014.  The related assets held for sale and liabilities as of May 31, 2014 are reclassified in the consolidated balance sheet, while the corresponding results for years ended May 31, 2015 (up to disposal date) and 2014, respectively, are reported as discontinued operations. See also Footnote 4.

Prior to disposal of Hongsheng, the Company transferred its equity interest in Xin Chang to Huitong. The statutory registration was completed in September 2014.

YuZhong, YuGuang, Haitai and FengCheng are new subsidiaries during the year. See also Footnote 5.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended May 31, 2015 and 2014 include the accounts of the Company, the Company’s subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

Provision for doubtful accounts for the years ended May 31, 2015 and 2014 amounted to $nil and $141,289, respectively.

F7

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

Depreciation expense attributable to continuing operations for the years ended May 31, 2015 and 2014 amounted to $541,142 and $484,432, respectively. Depreciation expense attributable to discontinued operations for the years ended May 31, 2015 and 2014 amounted to $3,689 and $182,797, respectively.

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

Amortization expense attributable to continuing operations for the years ended May 31, 2015 and 2014 amounted to $321,033 and $137,452, respectively. Amortization expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $nil and $nil, respectively.

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

There is no impairment loss recognized during the years ended May 31, 2015 and 2014.

(h) Income tax

F8

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

F9

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

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2015 and 2010, there were no dilutive securities outstanding.

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

F10

	May 31, 2015	May 31, 2014
Year end RMB : US$ exchange rate	0.1612	0.1621
Average yearly RMB : US$ exchange rate	0.1614	0.1629
Year end HK$ : US$ exchange rate	0.1290	0.1290
Average yearly HK$ : US$ exchange rate	0.1290	0.1290

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

(o) Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2015 through the date these financial statements were issued.

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

As of the disposal date, QBA’s assets and liabilities are summarized as follows:

	July 25, 2014	May 31, 2014
Assets
Cash and cash equivalents	$2,969,661	1,687,392
Inventories	6,708	6,669
Accounts receivable	525	522
Other receivables and deposits	8,892	8,841
Property, plant and equipment, net	5,937	9,587
Total assets	2,991,723	1,713,011

Liabilities
Accounts payable	29,699	32,701
Accrued expenses and other payables	17,462	24,160
Total current liabilities	47,161	56,861

Net assets of QBA	2,944,562	1,656,150

The assets of QBA as of May 31, 2014 are classified as assets held for sale and liabilities in the consolidated balance sheet.

The results of QBA during the year (up to date of disposal) are summarized as follows:

F11

	From June 1, 2014 to July 25, 2014	Year ended May 31, 2014

Revenue	$3	$63,849
Other income and gains	164	97,390
Service costs	-	(14,354)
Personnel cost	(93,580)	(157,777)
Depreciation expense	(3,689)	(182,797)
Administrative and other expenses	(6,916)	(50,548)

Net loss	(104,018)	(244,237)

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

NOTE 5 – ACQUISITION OF A SUBSIDIARY

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party  jointly incorporated YuZhong and the founders owned 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively.

On July 17, 2014, Huitong and YuZhong jointly incorporated YuGuang. Huitong and YuZhong owns 20% and 80% of equity interests in YuGuang, respectively.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. (“Haitai”) from Zhou Jin Shan at a consideration of RMB652,800. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. The acquisition was completed in January 2015.

As of the date of acquisition, Haitai has 51% equity interest in FengCheng. FengCheng is principally engaged in the provision of services for motor vehicle technical and emission inspection. Haitai and FengCheng was collectively known as “Haitai Group”.

The car inspection Center that still under construction in progress.

F12

Management has assessed the fair value of the assets and liabilities of Haitai Group as of the acquisition date, and is analyzed as follows:

Assets
Construction in progress	$1,100,243
Other receivables and deposits	101,036
Cash and cash equivalents	1,132
1,202,411

Liabilities
Accrued expenses and other payables	1,736,068
1,736,068
Net assets acquired	(533,657)
Net assets shared by YuGuang	(272,165)

Cash consideration	105,006
Goodwill	377,171
Reconciliation of net cash used in acquisition
Cash consideration paid	105,006
Less: cash acquired from the transaction	(1,132)
Net cash used in acquisition	103,874

On January 22, 2014, the Company acquired 56% equity interest in Xin Chang. Consideration of $245,655 was paid upon signing of the Acquisition Agreement; while another $489,900 to be paid to Xin Chang as an operating fund in batches based on Xin Chang’s financial needs as determined by the Company.

The results of Xin Chang for the year are analyzed as follows:

	2015	2014 (post acquisition)
Revenue	$1,910,175	650,217
Other income	5,131	-
Cost of services	(1,663,261)	(599,433)
Personnel cost	(155,784)	(47,230)
Depreciation expense	(44,021)	(893)
Amortization expense	(183,016)	(9,090)
Administrative and other expenses	(183,394)	(55,926)
Net loss for the period	(314,170)	(62,355)

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2015	2014

Cash and bank	$800,821	$494,552
Time deposits	4,261,755	2,496,724

Total	$5,062,576	$2,991,276

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

F13

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the year end dates were summarized as follows:

	2015	2014

Deposits	$292,985	$119,400
Temporary advance	-	810,625
Other receivables	68,795	153,244

Total	$361,780	$1,083,269

The temporary advance was fully collected during the year.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2015	2014
At cost:
Computer and software	$147,213	$102,023
Telecommunication equipment	5,473,624	5,297,796
Furniture, fixtures and equipment	57,976	61,887
Motor vehicles	167,175	126,133
Leasehold improvement	32,556	35,319
Construction in progress	2,502,332	-
	8,380,876	5,623,158
Less: Accumulated depreciation	(4,577,472)	(4,171,264)

Property, plant and equipment, net	$3,803,404	$1,451,894

Depreciation expense attributable to continuing operations for the years ended May 31, 2015 and 2014 amounted to $541,142 and $484,432, respectively. Depreciation expense attributable to discontinued operations for the years ended May 31, 2015 and 2014 amounted to $3,689 and $182,797, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	2015	2014
At cost:
Operating concession	$592,934	$438,670
Customer base	80,593	81,450
IT license and software	2,281,786	2,276,992
	2,955,313	2,797,112
Less: Accumulated depreciation	(1,178,142)	(857,499)

Intangible assets, net	$1,777,171	$1,939,613

Amortization expense attributable to continuing operations for the years ended May 31, 2015 and 2014 amounted to $321,033 and $137,452, respectively. Amortization expense attributable to discontinued operations for the years ended May 31, 2014 and 2013 amounted to $nil and $nil, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

F14

	2015	2014

Arising from the acquisition of QBA	$-	$610,386
Arising from the acquisition of Haitai Group	377,171	-

	377,171	610,386

Haitai Group was acquired during the year, See also Footnote 5.

QBA was disposed of during the year. See also Footnote 4.

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED PARTIES

Amount due from a related company as of the balance sheet dates were summarized as follows:

	2015	2014
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,289,447	$3,272,950

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is no fixed term of repayment.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	2015	2014
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$160,420	$148,791
Non-controlling interests	1,873,432	-

	2,033,852	148,791

The amounts due to the related parties are unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2015	2014

Accrued expenses	$344,094	$345,869
Other payables	539,365	236,371

Total	$883,459	$582,240

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

F15

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2015	2014

Income tax payable	$487,044	$456,922
Business tax and other tax payables	169,198	214,203

Total	$656,242	$671,125

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

NOTE 15 – (INCOME TAX INCOME)/PROVISION FOR INCOME TAXES

	2015	2014

Current income tax in PRC and Hong Kong	$72,761	$22,819
Overprovision in prior year	-	(112,110)
Deferred income tax income	(4,759)	(15,071)

Total	$68,002	$(104,362)

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

A reconciliation of the expected tax with the actual tax expense is as follows:

	2015	2014

Income before provision for income taxes	$(1,222,542)	$1,190,068

Expected PRC income tax expense at statutory tax rate of 25%	(305,636)	297,517
Different tax rate for PRC/Hong Kong local authority	9,649	29,058
Expenses not deductible for tax	241,114	24,566
Income not subject to tax	(34,449)	(301,875)
Overprovision in prior year	-	(112,110)
Utilization of tax loss brought forward	(105)	(69,447)
Tax loss not provided for deferred tax	157,429	27,929

Total	$68,002	$(104,362)

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

F16

(iii) BVI subsidiaries are not subject to profits tax.

NOTE 16 – VARIABLE INTEREST ENTITIES (“VIEs”)

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao (“MJ”) and Mao Hong (“MH ”) for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to Redtone Shanghai.

During the year, Huitong acquired YuZhong, YuGuang, Haitai and FengCheng, as subsidiaries of the Company. See also Footnote 5.

On November 30, 2006, the Company entered into loan agreements with Huang Bin (“HB”) and MH for the establishment of Hongsheng and on November 30, 2006, an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and Redtone Shanghai. The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

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

Hongsheng and QBA were disposed on July 25, 2014. All equity interests in subsidiaries held by these companies were transferred to Huitong before disposal. All related loans under the above arrangements were settled before disposal.

Although the Company is not the shareholder of the above VIE subsidiaries, the Company has determined that it is the primary beneficiary of these entities, as the Company has controlling voting powers and entitled to receive the benefit from operations of these entities. Hence, these companies are identified as VIEs and are consolidated as if subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows (QBA included in comparative amounts):

	2015	2014
Assets
Cash and cash equivalents	$482,559	$1,888,407
Inventories	3,951	10,643
Accounts receivable	825,790	2,899,498
Tax recoverable	-	23,372
Other receivables and deposits	332,497	1,037,508
Goodwill	372,019	617,454
Property, plant and equipment, net	2,845,078	108,371
Intangible assets, net	443,700	495,020

Total assets (not include amount due from intra-group companies)	5,305,594	7,080,273

Liabilities
Deferred income	794,435	779,960
Accounts payable	760,409	2,810,592
Accrued expenses and other payables	1,163,356	452,527
Taxes payable	23,005	68,484
Total current liabilities	2,741,205	4,111,563

F17

The results of VIEs (including QBA) are as follows, and are included in the consolidated statements of income of the Company:

	2015	2014

Revenue	$7,343,342	$5,892,122
Other income and gains	969,671	28,144
Service costs (Not including service costs payable to intra-group companies)	(6,889,162)	(2,950,016)
Personnel cost	(519,808)	(751,568)
Depreciation expense	(65,088)	(208,186)
Amortization expense	(209,926)	(20,402)
Administrative and other expenses	(684,006)	(446,061)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	(54,977)	1,544,033
Income tax income/(provision for income taxes)	(40,002)	(18,996)

Net income	(94,979)	1,525,037

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of May 31, 2015 and 2014. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

F18

NOTE 17 – SEGMENTAL ANALYSIS

Information of the Company’s business segment is as follows:-

	2015	2014
Revenues from:
Telecommunications	$8,423,788	$6,176,820
Motor vehicle technical and emission inspection	-	-
	8,423,788	6,176,820

Segment profit/(loss) from:
Telecommunications	$(923,817)	$1,190,068
Motor vehicle technical and emission inspection	(298,725)	-
	(1,222,542)	1,190,068

Depreciation and amortization expenses:
Telecommunications	$862,175	$621,884
Motor vehicle technical and emission inspection	-	-
	862,175	621,884

Segment assets:
Telecommunications	$10,596,934	$12,715,771
Motor vehicle technical and emission inspection	3,423,415	-
Eliminations	(1,808,506)	-
	12,211,843	12,715,771

Capital expenditure
Telecommunications	$246,575	$221,053
Motor vehicle technical and emission inspection	1,446,315	-
	1,692,890	221,053

NOTE 18 – CAPITAL COMMITMENTS

Capital commitment that related to the Company’s car inspection business is as follows:-

	2015	2014

Contracted but not provided for property, plant and equipment - within 1 year	$2,785,647	$-

NOTE 19 – RELATED PARTY TRANSACTION

	2015	2014

REDtone MEX Sdn Bhd
- Revenue	$43,216	$-

F19

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: September 14, 2015	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng Wei
Chuan Beng, Wei	Chief Executive Officer,	September 14, 2015
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	September 14, 2015

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	September 14, 2015