Form 10-K/A
period 2015-05-31
REDtone Asia Inc
filed 2015-09-16
CIK 1341319

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the Annual period ended June 30, 2015, originally filed with the Securities and Exchange Commission on September 14, 2015, is to furnish Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-K and to add the conformed signatures to the signature lines of the 10-K.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

REDTONE ASIA, INC.

Dated: September 15, 2015	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng Wei
Chuan Beng, Wei	Chief Executive Officer,	September 15, 2015
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	September 15, 2015

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	September 15, 2015