Form 10-Q
period 2015-08-31
REDtone Asia Inc
filed 2015-10-20
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2015, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,356

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended August 31, 2015 (unaudited)

Condensed Consolidated Balance Sheet as of August 31, 2015 (unaudited) and May 31, 2015 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended August 31, 2015 and August 31, 2014 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended August 31, 2015 and August 31, 2014 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At August 31, 2015 and May 31, 2015

	August 31, 2015 (Unaudited)	May 31, 2015 (Audited)
Assets
Current assets
Cash and cash equivalents	$4,825,663	$5,062,576
Inventories	3,843	3,951
Accounts receivable	345,842	825,790
Other receivables and deposits	606,166	361,780
Total current assets	5,781,514	6,254,097

Property, plant and equipment, net	3,631,099	3,803,404
Intangible assets, net	1,726,031	1,777,171
Goodwill	377,171	377,171

Total assets	11,515,815	12,211,843

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Deferred income	1,175,807	794,435
Accounts payable	105,477	781,362
Accrued expenses and other payables	886,477	883,459
Amount due to a related company	1,883,140	2,033,852
Taxes payable	725,389	656,242
Total current liabilities	4,776,290	5,149,350

Deferred tax liabilities	(4,623)	-

Total liabilities	4,771,667	5,149,350

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,244,393)	(3,289,447)
Retained earnings	1,949,941	2,141,129
Accumulated other comprehensive income	646,250	836,582
Total stockholders’ equity	7,106,923	7,443,389
Non-controlling interests	(362,775)	(380,896)
Total equity	6,744,148	7,062,493

Total liabilities and stockholders’ equity	11,515,815	12,211,843

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended August 31, 2015 and 2014

	Three months ended August 31, 2015 (Unaudited)	Three months ended August 31, 2014 (Unaudited)
Continuing operations
Revenue	1,858,442	2,177,315
Other income and gains	71,230	81,449
Service costs	(1,432,146)	(1,697,535)
Personnel cost	(162,101)	(213,455)
Depreciation expense	(147,875)	(126,583)
Amortization expense	(39,974)	(39,980)
Administrative and other expenses	(230,936)	(192,787)

Loss before provision for income taxes	(83,360)	(11,576)
Income tax income	(99,811)	3,688

Net loss before non-controlling interest	(183,171)	(7,888)
Share of results by non-controlling interest	(8,017)	(6,236)

Net loss from continuing operations	(191,188)	(14,124)

Discontinued operations
Net loss	-	(104,018)
Gain on disposal of subsidiaries	-	1,010,987

Net income from discontinued operations	-	906,969

Net (loss)/ income for the year
Net (loss)/ income before non-controlling interest	(183,171)	899,081
Share of results by non-controlling interest	(8,017)	(6,236)
Net (loss)/ income for the year	(191,188)	892,845

Other comprehensive (loss)/income
(Loss)/ Gain on foreign currency translation of continuing operations	(190,332)	3,795
Share of other comprehensive income by non-controlling interest	10,104	982
Other comprehensive (loss)/ income attributable to shareholders of the Company	(180,228)	4,777
Gain on foreign currency translation of discontinued operations	-	17,162
Total other comprehensive (loss)/ income	(180,228)	21,939

Total comprehensive (loss)/income
- Attributable to continuing operations	(371,416)	(9,347)
- Attributable to discontinued operations	-	924,131

Total comprehensive (loss)/ income	(371,416)	914,784

(Loss)/earnings per share, basic and diluted
– continuing operations	-	-
– discontinued operations	-	-
Weighted average number of shares	282,315,356	282,315,356

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended August 31, 2015 and 2014

	Three months ended August 31, 2015 (Unaudited)	Three months ended August 31, 2014 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss before non-controlling interest	(183,171)	(7,888)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	39,974	39,980
Depreciation expense	147,875	126,583
Deferred tax income	(4,783)	(3,688)
Changes in operating assets and liabilities:
Decrease in accounts receivable	479,948	1,579,327
Decrease/(Increase) in inventories	108	(431)
(Increase)/Decrease in other receivables and deposits	(244,386)	778,930
Increase in tax recoverable	-	(136)
Increase/(Decrease) in deferred income	381,372	(75,812)
Decrease in accounts payable	(675,885)	(1,822,451)
Increase/(Decrease) in tax payables	69,147	(34,385)
Increase in accrued liabilities and other payables	3,018	143,585

Net cash provided by continuing operating activities	13,217	723,614
Net cash used in discontinued operating activities	-	(113,811)

Net cash provided by operating activities	13,217	609,803

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(77,924)	(133,287)
Decrease/(increase) in amount due from a related company	45,054	(10,393)
Proceeds from disposal of subsidiaries	-	4,565,935

Net cash (used in)/provided by continuing investing activities	(32,870)	4,422,255
Net cash used in discontinued investing activities	-	(1,590,743)

Net cash (used in)/provided by investing activities	(32,870)	2,831,512

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	-	(1,375,268)
Decrease in amount due to related companies	(150,712)	(6,398)

Net cash used in continuing financing activities	(150,712)	(1,381,666)
Net cash flows from discontinued financing activities	-	-

Net cash used in financing activities	(150,712)	(1,381,666)

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(170,365)	3,764,203
Discontinued operations	-	(1,704,554)

	(170,365)	2,059,649

Effect of exchange rate changes
Continuing operations	(66,548)	(8,046)
Discontinued operations	-	17,162

	(66.548)	9,116

Cash and cash equivalents at beginning of period
Continuing operations	5,062,576	2,991,276
Discontinued operations	-	1,687,392

	5,062,576	4,678,668
Less: Cash and cash equivalents included in assets held for sale	-	(1,687,392)

Cash and cash equivalents of continuing operations at beginning of period	5,062,576	2,991,276

Cash and cash equivalents at end of period
Continuing operations	4,825,663	6,747,433
Discontinued operations	-	-

Cash and cash equivalents of continuing operations at end of period	4,825,663	6,747,433

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015 (Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the “Company” or “REDtone”) is a group of companies in The People’s Republic of China (“PRC”). The principal activities of the Company are that of a telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as prepaid mobile air-time top-up. The Company also offers prepaid shopping card services.
The Company’s major subsidiaries during the period under review are illustrated as follows:

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

1 - Disposed of during the fiscal year ended May 31, 2015
2 - Variable interest entities
3 - Deregistered during the fiscal year ended May 31, 2015
4 - Acquired/incorporated during the fiscal year ended May 31, 2015

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

YuZhong, YuGuang, Haitai and FengCheng are new subsidiaries during the fiscal year ended May 31, 2015. See also Footnote 5.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended August 31, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is in Chinese Renminbi (“RMB”), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of August 31, 2015, the results of its operations and cash flows for the three months ended August 31, 2015 and 2014.

The results of operations for the three months ended August 31, 2015 are not necessarily indicative of the results for a full year period.

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

Depreciation expense attributable to continuing operations for the three month period ended August 31, 2015 and 2014 amounted to $147,875 and $126,583, respectively. Depreciation expense attributable to discontinued operations for the three month period ended August 31, 2015 and 2014 amounted to $nil and $3,689 respectively.

(e) Intangible assets

IT licenses and software and operating licenses and are generally amortized on a straight-line basis over the expected periods of benefit (20 years). Customer base is amortized on a straight-line basis over 3 years.

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

Amortization expense attributable to continuing operations for the three month period ended August 31, 2015 and 2014 amounted to $39,974 and $39,980, respectively. There is no amortization expense attributable to discontinued operations for both periods.

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

There is no impairment loss recognized during the three months ended August 31, 2015 and 2014.

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

(j) Revenue recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

 Persuasive evidence of an arrangement exists,
 Delivery has occurred or services have been rendered,
 The seller’s price to the buyer is fixed or determinable, and
 Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1.           Discounted call services for consumer (EMS) as follow:

           Collaboration with CTT – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and the revenue recognized is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting of direct traffic termination cost and incidental expenses. REDtone China’s role for Business Collaboration with China TieTong Telecommunications (CTT) would be as “Agent” as REDtone China is the sole distributor for EMS brand owned and controlled by CTT; and

           Collaboration with other telecommunication providers – REDtone China will act as a discounted consumer call Reseller whereby REDtone China will determine the service and package specification and pricing policies whereas China Unicom acts as a passive termination partner for call traffic.  REDtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination costs on the books of REDtone China).  In this regard, REDtone China will recognize the revenue when airtime is utilized by the consumer and the value recognized as revenue is the call charges gross value. REDtone China’s role for Business Collaboration with China Unicom would be as “Principal” as China Unicom is playing a passive role as traffic termination partner while REDtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and revenue will be recognized based on the remaining gross value of the expired prepaid product.

2.           Discounted call services for corporate as follow:

           Collaboration with CTT – the revenue recognize is the commission earned from distributing the discounted call services to corporate customer; and

           Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customer.

3.           Reload services for prepaid mobile – revenue recognized is the commission earned.

4.           Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2015 and 2014, there were no dilutive securities outstanding.

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

	August 31, 2015	May 31, 2015	August 31, 2014
Period end RMB : US$ exchange rate	0.1568	0.1612	0.1631
Average period RMB : US$ exchange rate	0.1622	0.1614	0.1623
Period end HK$ : US$ exchange rate	0.1290	0.1290	0.1290
Average period HK$ : US$ exchange rate	0.1290	0.1290	0.1290

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2015 through the date these financial statements were issued.

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

As of the disposal date, QBA’s assets and liabilities are summarized as follows:

July 25, 2014
Assets
Cash and cash equivalents	$2,969,661
Inventories	6,708
Accounts receivable	525
Other receivables and deposits	8,892
Property, plant and equipment, net	5,937
Total assets	2,991,723

Liabilities
Accounts payable	29,699
Accrued expenses and other payables	17,462
Total current liabilities	47,161

Net assets of QBA	2,944,562

The results of QBA during the period (up to date of disposal) are summarized as follows:

From June 1, 2014 to July 25, 2014

Revenue	$3
Other income and gains	164
Service costs	-
Personnel cost	(93,580)
Depreciation expense	(3,689)
Administrative and other expenses	(6,916)

Net loss	(104,018)

The results of QBA for the three months ended August 31, 2014 is reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

As of August 31, 2015, the car inspection center was still under construction, and therefore did not generate revenue for the period ended August 31, 2015 and 2014, respectively.

Expenses incurred by the newly acquired subsidiaries for the three months ended August 31, 2015 and 2014 were $24,863 and $nil respectively.

NOTE 6 - CASH AND CASH EQUIVALENTS

As of the balance sheet dates, cash and cash equivalents are summarized as follows:

	August 31, 2015	May 31, 2015

Cash and bank	$658,012	$800,821
Time deposits	4,167,651	4,261,755

Total	$4,825,663	$5,062,576

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	August 31, 2015	May 31, 2015

Deposits	$457,887	$292,985
Other receivables	148,279	68,795

Total	$606,166	$361,780

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	August 31, 2015	May 31, 2015
At cost:
Computer and software	$187,734	$147,213
Telecommunication equipment	5,354,219	5,473,624
Furniture, fixtures and equipment	56,536	57,976
Motor vehicles	162,622	167,175
Leasehold improvement	31,965	32,556
Construction in progress	2,434,188	2,502,332
	8,227,264	8,380,876
Less: Accumulated depreciation	(4,596,165)	(4,577,472)

Property, plant and equipment, net	$3,631,099	$3,803,404

Depreciation expense attributable to continuing operations for the three months ended August 31, 2015 and 2014 amounted to $147,875 and $126,583, respectively. Depreciation expense attributable to discontinued operations for the three month period ended August 31, 2015 and 2014 amounted to $nil and $3,689, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	August 31, 2015	May 31, 2015
At cost:
Operating concession	$576,787	$592,934
Customer base	78,398	80,593
IT license and software	2,282,671	2,281,786
	2,937,856	2,955,313
Less: Accumulated depreciation	(1,211,825)	(1,178,142)

Intangible assets, net	$1,726,031	$1,777,171

Amortization expense attributable to continuing operations for the three months ended August 31, 2015 and 2014 amounted to $39,974 and $39,980, respectively. There is no amortization expense attributable to discontinued operations for both periods.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	August 31, 2015	May 31, 2015

Arising from the acquisition of Haitai Group	$377,171	$377,171

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company’s equity accounts were analyzed as follows:

	August 31, 2015	May 31, 2015
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,244,393	$3,289,447

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2015.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	August 31, 2015	May 31, 2015
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$160,479	$160,420
Non-controlling interests	1,722,661	1,873,432

	1,883,140	2,033,852

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	August 31, 2015	May 31, 2015

Accrued expenses	$325,593	$344,094
Other payables	560,884	539,365

Total	$886,477	$883,459

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	August 31, 2015	May 31, 2015

Income tax payable	$575,324	$487,044
Business tax and other tax payables	150,065	169,198

Total	$725,389	$656,242

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

NOTE 15 – INCOME TAX INCOME

	Three months ended August 31, 2015	Three months ended August 31, 2014

Current income tax in PRC and Hong Kong	$104,594	$-
Deferred tax income	(4,783)	(3,688)

Total	$99,811	$(3,688)

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended August 31, 2015	Three months ended August 31, 2014

Income before provision for income taxes	$(83,360)	$(11,576)

Expected PRC income tax expense at statutory tax rate of 25%	(20,840)	(2,894)
Different tax rate for PRC/Hong Kong local authority	(64,767)	2,393
Expenses not deductible for tax	186,538	4,768
Income not subject to tax	-	(41,867)
Utilization of tax loss brought forward	(14,253)	(121)
Tax loss not provided for deferred tax	13,133	34,033

Total	$99,811	$(3,688)

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

NOTE 16 – VARIABLE INTEREST ENTITIES (“VIEs”)

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao (“MJ”) and Mao Hong (“MH”) for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to REDtone Shanghai.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company’s balance sheet are as follows:

	August 31, 2015	May 31, 2015
Assets
Cash and cash equivalents	$246,227	$482,559
Inventories	3,843	3,951
Accounts receivable	345,842	825,790
Other receivables and deposits	575,934	332,497
Goodwill	372,019	372,019
Property, plant and equipment, net	2,817,254	2,845,078
Intangible assets, net	419,835	443,700

Total assets (not include amount due from intra-group companies and related parties)	4,780,954	5,305,594

Liabilities
Deferred income	1,175,807	794,435
Accounts payable	84,516	760,409
Accrued expenses and other payables	355,314	1,163,356
Taxes payable	38,904	23,005
Total liabilities (include amount due to intra-group companies and related parties)	1,654,541	2,741,205

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended August 31, 2015	Three months ended August 31, 2014

Revenue	$1,047,442	$2,128,629
Other income and gains	1,523	1,014,223
Service costs (Not including service costs payable to intra-group companies)	(1,431,953)	(1,697,342)
Personnel cost	(63,427)	(265,689)
Depreciation expense	(25,409)	(11,956)
Amortization expense	(12,192)	(12,197)
Administrative and other expenses	(103,364)	(168,234)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	(587,380)	987,434
Provision for income taxes	(36,464)	-

Net income	(623,844)	987,434

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of August 31, 2015. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – CAPITAL COMMITMENTS

Capital commitment that related to the Company’s car inspection business is as follows:-

	August 31, 2015	May 31, 2015

Contracted but not provided for property, plant and equipment - within 1 year	$2,709,789	$2,785,647

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

On July 25, 2014, REDtone China entered into a Share Sale Agreement (“SSA”) with Guotai Investment Holdings Limited (“Guotai”) for the divestment of Hongsheng for a total cash consideration of RMB28,000,000 for the purpose of Guotai acquiring the third party payment license, held by its wholly owned subsidiary, QBA.

Hongsheng is conducting telco-related services in Shanghai. These telco-related businesses is transferred to Huitong, a subsidiary of REDtone China from the Completion date. Therefore, all existing telco-businesses of Hongsheng is still remain within the REDtone Group.

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

·
Collaboration with China Tie Tong Telecommunications (“CTT”) – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. REDtone China’s role for Business Collaboration with CTT is as an “Agent” as REDtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

·
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

2.	Discounted call services for corporate consumers is as follows:

·	Collaboration with CTT – the revenue recognized is the commission earned from distributing the discounted call services to corporate customers; and

·	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customers.

3.	Reload services for prepaid mobile services – revenue recognized is the commission earned.

4.	Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Year-to-date Results of Operations

Year-to-date Results for Three-month period ended August 31, 2015 as Compared to period ended August 31, 2014

The following table summarizes the results of our operations during the three-month periods ended August 31, 2015 and August 31, 2014, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for three-month period ended August 31, 2015 compared to 3-month period ended August 31, 2014

	Three-month period ended		Increase/(Decrease) from previous year
	August 31, 2015	August 31, 2014
Revenue	1,858,442	2,177,315	(318,873)	-15%
Other income and gains	71,230	81,449	(10,219)	-13%
Service costs	(1,432,146)	(1,697,535)	(265,389)	-16%
Personnel cost	(162,101)	(213,455)	(51,354)	-24%
Depreciation expense	(147,875)	(126,583)	21,292	17%
Amortization expense	(39,974)	(39,980)	(6)	0%
Administrative and other expenses	(230,936)	(192,787)	38,149	20%

Loss before provision for income taxes	(83,360)	(11,576)	71,784	620%
Provision for income taxes	(99,811)	3,688	(103,499)	N/A

Net loss before non-controlling interest	(183,171)	(7,888)	175,283	2222%

Revenues. The Company generated revenue of $1,858,442 in the first three months of the fiscal year ending May 31, 2016, representing a 15% decrease as compared with the preceding year’s corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $318,873.

Other income and gains.  During the first three month of the fiscal year ending May 31, 2015, the Company recorded other income and gains of $71,230, a decrease of $10,219 or 13% compared with the preceding year’s corresponding quarter. The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the first three months in fiscal year 2016 of $1,432,146 reflected a decrease of $265,389 or 16% over the preceding year quarter ended May 31, 2015. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 24% or $51,354 to $162,101 for the first three month of the fiscal year ending May 31, 2016. This is mainly due to exclusion of personnel from QBA which we have disposed of the said company on July 25, 2014.

Depreciation and amortization expenses. The increase in depreciation expense by $21,292 or 17% is mainly due to the addition in properties, plant and equipment since the second quarter of fiscal year 2015. Amortization expense is generally comparable to the corresponding period of last fiscal year.

Administrative and other operating expenses.  The increase in general and administrative expenses mainly contributed by the newly acquired Taizhou Group of $24,863, and a general inflation in PRC’s overheads.

Loss before provision for income taxes.  For the quarter under review, the decreased in revenues has caused the net loss before provision for income taxes stood at $83,360 as compared to a loss of $11,576 over the preceding year’s corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax expense of $99,811 compared to income tax income of $3,688 over the preceding quarter’s corresponding quarter.

Net loss before non-controlling interest.  For the quarter under review, the increased in expenses by the newly acquired Taizhou Group has caused the net loss before non-controlling interest stood at $183,171 as compared to a marginal loss of $7,888 over the preceding year’s corresponding quarter.

Liquidity and Capital Resources.

Cash

Our cash balance at August 31, 2015 was $4,825,663, representing a decrease of $236,913 compared to our cash balance of $5,062,576 at May 31, 2015.

Cash Flow (before effect of exchange rate changes).

	August 31, 2015	August 31, 2014	+/-
Net cash provided by operating activities	$13,217	$723,614	(710,397)
Net cash (used in)/ provided by investing activities	$(32,870)	$4,422,255	N/A
Net cash used in financing activities	$(150,712)	$(1,381,666)	(1,230,954)
Net (decrease)/increase in cash and cash equivalents	(170,365)	3,764,203	N/A

Net cash provided by operations during the three months ended August 31, 2015 amounted to $13,217 as compared to net cash provided by operations of $723,614 in the same period of FY2015. The marginal net cash provided by operating activities during the quarter under review mainly due to tight competition in PRC telecommunication industry. The operating cash inflow of $723,614 for the comparative period of FY2015 was mainly contributed by the one off collections of temporary advances of $810,625 during the quarter.

Net cash used in investing activities for the three month period ended August 31, 2015 amounted to $32,870 as compared to net cash provided by investing activities of $4,422,255 in the same period of FY2015. The net cash provided in the same period of FY2015 mainly represents consideration received for the disposal of QBA during the quarter.

There was net cash used in financing activities of $150,712 for the three months ended August 31, 2015. The net cash provided by financing activities of $1,381,666 in the same period of FY2015 is mainly due to uplift of time deposits to repay amount due to QBA.

Working Capital

Our working capital was $1,005,224 at August 31, 2015

At August 31, 2015, we had stockholders’ equity of $6,744,148; total assets of $11,515,815 and total current liabilities of $4,771,667.

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

We have no off balance sheet arrangements.

Discontinued Operations

Results of discontinued operations for three-month period ended August 31, 2015 compared to 3-month period ended August 31, 2014

	Three-month period ended		Increase/(Decrease) from previous year
	August 31, 2015	August 31, 2014
Revenue	-	3	(3)	-100%
Other income and gains	-	164	(164)	-100%
Personnel cost	-	(93,580)	(93,580)	-100%
Depreciation expense	-	(3,689)	(3,689)	-100%
Administrative and other expenses	-	(6,916)	(6,916)	-100%

Loss before provision for income taxes	-	(104,018)	(104,018)	-100%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	-	(104,018)	(104,018)	-100%

Revenues. The Company generated marginal revenue of $3 in the preceding year’s corresponding quarter mainly due to the cessation business of the company on July 25, 2014.

Other income and gains.  During the first three months of the preceding year’s corresponding quarter, the Company recorded other income and gains of $164.

Personnel expenses.  The personnel expenses of the preceding year’s corresponding quarter were $93,580. This is mainly due to lay-off manpower expenses incurred during the disposal of QBA.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $104,018 in the preceding year’s corresponding quarter.

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

 (b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 31, 2015, the Company’s internal control over financial reporting was effective.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended August 31, 2015.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended August 31, 2015.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through October 15, 2015, the date the financial statements were issued.

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

Dated: October 20, 2015	REDtone Asia, Inc.	Dated: October 20, 2015	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)