Form 10-Q
period 2015-11-30
REDtone Asia Inc
filed 2016-01-14
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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
(86) 61032230 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2015, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,356

Transitional Small Business Disclosure Format (check one): Yes  ☐       No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended November 30, 2015 (unaudited)

Condensed Consolidated Balance Sheet as of November 30, 2015 (unaudited) and May 31, 2015 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six months and Three months ended November 30, 2015 and November 30, 2014 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Six months ended November 30, 2015 and November 30, 2014 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–17

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At November 30, 2015 and May 31, 2015

	November 30, 2015 (Unaudited)	May 31, 2015 (Audited)
Assets
Current assets
Cash and cash equivalents	$4,641,666	$5,062,576
Inventories	3,837	3,951
Accounts receivable	425,665	825,790
Other receivables and deposits	494,803	361,780
Total current assets	5,565,971	6,254,097

Property, plant and equipment, net	3,557,827	3,803,404
Intangible assets, net	1,692,278	1,777,171
Goodwill	377,171	377,171

Total assets	11,193,247	12,211,843

Liabilities and stockholders' equity
Liabilities
Current liabilities
Deferred income	1,255,251	794,435
Accounts payable	55,394	781,362
Accrued expenses and other payables	825,038	883,459
Amount due to a related company	1,880,585	2,033,852
Taxes payable	685,878	656,242
Total current liabilities	4,702,146	5,149,350

Deferred tax liabilities	(4,616)	-

Total liabilities	4,697,530	5,149,350

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,241,835)	(3,289,447)
Retained earnings	1,759,899	2,141,129
Accumulated other comprehensive income	574,539	836,582
Total stockholders' equity	6,847,728	7,443,389
Non-controlling interests	(352,011)	(380,896)
Total equity	6,495,717	7,062,493

Total liabilities and stockholders' equity	11,193,247	12,211,843

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six months and Three months ended November 31, 2015 and 2014

	Six months ended November 30, 2015 (Unaudited)	Six months ended November 30, 2014 (Unaudited)	Three months ended November 30, 2015 (Unaudited)	Three months ended November 30, 2014 (Unaudited)
Continuing operations
Revenue	3,150,947	4,561,449	1,292,505	2,384,134
Other income and gains	72,757	131,104	1,527	49,655
Service costs	(2,366,638)	(3,591,448)	(934,492)	(1,893,913)
Personnel cost	(313,492)	(376,428)	(151,391)	(162,973)
Depreciation expense	(279,940)	(257,974)	(132,065)	(131,391)
Amortization expense	(72,924)	(73,215)	(32,950)	(33,235)
Administrative and other expenses	(464,774)	(494,386)	(233,838)	(301,599)

(Loss)/income before provision for income taxes	(274,064)	(100,898)	(190,704)	(89,322)
Income tax (expense)/ income	(88,830)	7,388	10,981	3,700

Net (loss)/income before non-controlling interest	(362,894)	(93,510)	(179,723)	(85,622)
Share of results by non-controlling interest	(18,336)	26,329	(10,319)	32,565

Net (loss)/income from continuing operations	(381,230)	(67,181)	(190,042)	(53,057)

Discontinued operations
Net loss	-	(104,018)	-	-
Gain on disposal of subsidiaries	-	1,010,987	-	-

Net income from discontinued operations	-	906,969	-	-

Net (loss)/ income for the period
Net (loss)/ income before non-controlling interest	(362,894)	813,459	(179,723)	(85,622)
Share of results by non-controlling interest	(18,336)	26,329	(10,319)	32,565
Net (loss)/ income for the period	(381,230)	839,788	(190,042)	(53,057)

Other comprehensive (loss)/ income
Loss on foreign currency translation of continuing operations	(262,043)	(16,751)	(71,711)	(20,546)
Share of other comprehensive income/ (loss) by non-controlling interest	10,104	914	-	(68)
Other comprehensive loss attributable to shareholders of the Company	(251,939)	(15,837)	(71,711)	(20,614)
Gain on foreign currency translation of discontinued operations	-	17,162	-	-
Total other comprehensive (loss)/ income	(251,939)	1,325	(71,711)	(20,614)

Total comprehensive loss
Attributable to continuing operations	(633,169)	(83,018)	(261,753)	(73,671)
Attributable to discontinued operations	-	924,131	-	-

Total comprehensive (loss)/ income	(633,169)	841,113	(261,753)	(73,671)

(Loss)/earnings per share, basic and diluted
continuing operations	-	-	-	-
discontinued operations	-	-	-	-
Weighted average number of shares	282,315,356	282,315,356	282,315,356	282,315,356

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended November 30, 2015 and 2014

	Six months ended November 30, 2015 (Unaudited)	Six months ended November 30, 2014 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss before non-controlling interest	(362,894)	(93,510)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expense	72,924	73,215
Depreciation expense	279,940	257,974
Deferred tax income	(4,711)	(7,388)
Changes in operating assets and liabilities:	-	-
Decrease/ (Increase) in accounts receivable	400,125	(204,227)
Decrease/(Increase) in inventories	114	(2,384)
(Increase)/Decrease in other receivables and deposits	(133,023)	854,350
Increase in tax recoverable	-	(143)
Increase in deferred income	460,816	184,938
Decrease in accounts payable	(725,968)	(1,825,932)
Increase/(Decrease) in tax payables	29,636	(53,302)
(Decrease)/ Increase in accrued liabilities and other payables	(58,421)	56,433

Net cash used in continuing operating activities	(41,462)	(759,976)
Net cash used in discontinued operating activities	-	(113,811)

Net cash used in operating activities	(41,462)	(873,787)

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(141,768)	(181,133)
Decrease/(increase) in amount due from a related company	47,612	(36,466)
Proceeds from disposal of subsidiaries	-	4,565,935

Net cash (used in)/provided by continuing investing activities	(94,156)	4,348,336
Net cash used in discontinued investing activities	-	(1,590,743)

Net cash (used in)/provided by investing activities	(94,156)	2,757,593

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	-	(1,375,268)
Decrease in amount due to related companies	(153,267)	5,591

Net cash used in continuing financing activities	(153,267)	(1,369,677)
Net cash flows from discontinued financing activities	-	-

Net cash used in financing activities	(153,267)	(1,369,677)

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(288,885)	2,218,683
Discontinued operations	-	(1,704,554)

Net (decrease)/increase in cash and cash equivalents	(288,885)	514,129

Effect of exchange rate changes
Continuing operations	(132,025)	(28,066)
Discontinued operations	-	17,162

Effect of exchange rate changes	(132,025)	(10,904)

Cash and cash equivalents at beginning of period
Continuing operations	5,062,576	2,991,276
Discontinued operations	-	1,687,392

Cash and cash equivalents at beginning of period	5,062,576	4,678,668
Less: Cash and cash equivalents included in assets held for sale	-	(1,687,392)

Cash and cash equivalents of continuing operations at beginning of period	5,062,576	2,991,276

Cash and cash equivalents at end of period
Continuing operations	4,641,666	5,181,893
Discontinued operations	-	-

Cash and cash equivalents of continuing operations at end of period	4,641,666	5,181,893

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 31, 2015 (Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the "Company") are a group of companies in The People's Republic of China ("PRC"). The principal activities of the Company are that of a Telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as prepaid mobile air-time top-up. The Company also offers prepaid shopping card services.

The Company's major subsidiaries during the period under review are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
REDtone Telecommunication (China) Limited ("REDtone China")	Hong Kong May 26, 2005	100%	Investment holding

REDtone Telecommunications (Shanghai) Limited ("REDtone Shanghai")	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited ("Hongsheng") [1,2]	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited ("Huitong") [2]	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited ("Jiamao") [2]	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd ("Nantong Jiatong") [2,3]	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") [1,2]	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited ("Xin Chang") [2]	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd ("YuZhong") [2,4]	The PRC July 16, 2014	49.8%	Investment holding

Shanghai YuGuang Automobile Inspection Technology Co., Ltd ("YuGuang") [2,4]	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") [2,4]	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. ("FengCheng") [2,4]	The PRC November 30, 2012	30.5%	Provision of services for motor vehicle technical and emission inspection

(1)	Disposed of during the fiscal year ended May 31, 2015
(2)	Variable interest entities
(3)	Deregistered during the fiscal year ended May 31, 2015
(4)	Acquired/incorporated during the fiscal year ended May 31, 2015

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company's subsidiaries (see Note 1) for the three months and six months ended November 30, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is in Chinese Renminbi ("RMB"), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of November 30, 2015, the results of its operations and cash flows for the three months and six months ended November 30, 2015 and 2014.

The results of operations for the three months and six months ended November 30, 2015 are not necessarily indicative of the results for a full year period.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and political risk

The Company's major operations are conducted in the PRC. Accordingly, the political, economic, and legal environments in PRC may influence the Company's business, financial condition, and results of operations.

The Company's major operations in the PRC are subject to considerations and significant risks typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

Depreciation expense attributable to continuing operations for the six months period ended November 30, 2015 and 2014 amounted to $279,940 and $257,974, respectively. Depreciation expense attributable to discontinued operations for the six months period ended November 30, 2015 and 2014 amounted to $nil and $3,689, respectively.

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

Amortization expense attributable to continuing operations for the six months period ended November 30, 2015 and 2014 amounted to $72,924 and $73,215, respectively. There is no amortization expense attributable to discontinued operations for both periods.

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

There is no impairment loss recognized during the six months ended November 30, 2015 and 2014.

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

(j) Revenue recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The seller's price to the buyer is fixed or determinable, and
•	Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1.            Discounted call services for consumer (EMS) as follow:

•
Collaboration with CTT – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and the revenue recognized is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting of direct traffic termination cost and incidental expenses. REDtone China's role for Business Collaboration with China TieTong Telecommunications (CTT) would be as "Agent" as REDtone China is the sole distributor for EMS brand owned and controlled by CTT; and

•
Collaboration with other telecommunication providers – REDtone China will act as a discounted consumer call Reseller whereby REDtone China will determine the service and package specification and pricing policies whereas China Unicom acts as a passive termination partner for call traffic.  REDtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination costs on the books of REDtone China).  In this regard, REDtone China will recognize the revenue when airtime is utilized by the consumer and the value recognized as revenue is the call charges gross value. REDtone China's role for Business Collaboration with China Unicom would be as "Principal" as China Unicom is playing a passive role as traffic termination partner while REDtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and revenue will be recognized based on the remaining gross value of the expired prepaid product.

2.            Discounted call services for corporate as follow:

•	Collaboration with CTT – the revenue recognize is the commission earned from distributing the discounted call services to corporate customer; and
•	Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customer.

3.            Reload services for prepaid mobile – revenue recognized is the commission earned.

4.            Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2015 and 2014, there were no dilutive securities outstanding.

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

	November 30, 2015	May 31, 2015	November 30, 2014
Period end RMB : US$ exchange rate	0.1566	0.1612	0.1631
Average period RMB : US$ exchange rate	0.1598	0.1614	0.1626
Period end HK$ : US$ exchange rate	0.1290	0.1290	0.1290
Average period HK$ : US$ exchange rate	0.1290	0.1290	0.1290

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC's government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(o) Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2015 through the date these financial statements were issued.

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

As of the disposal date, QBA's assets and liabilities are summarized as follows:

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

The results of QBA for the six months years ended November 30, 2014 is reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

On July 17, 2014, Huitong and YuZhong jointly incorporated YuGuang. Huitong and YuZhong owns 20% and 80% of equity interests in YuGuang, respectively.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") from Zhou Jin Shan at a consideration of RMB652,800. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. The acquisition was completed in January 2015.

As of the date of acquisition, Haitai has 51% equity interest in FengCheng. FengCheng is principally engaged in the provision of services for motor vehicle technical and emission inspection. Haitai and FengCheng was collectively known as "Haitai Group".

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

As of November 30, 2015, the car inspection center was still under construction, and therefore did not generate revenue for the period ended November 30, 2015 and 2014, respectively.

Expenses incurred by the newly acquired subsidiaries for the six months ended November 30, 2015 and 2014 were $24,863 and $nil respectively.

NOTE 6 - CASH AND CASH EQUIVALENTS

As of the balance sheet dates, cash and cash equivalents are summarized as follows:

	November 30, 2015	May 31, 2015

Cash and bank	$430,067	$800,821
Time deposits	4,211,599	4,261,755

Total	$4,641,666	$5,062,576

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	November 30, 2015	May 31, 2015

Deposits	$339,988	$292,985
Other receivables	154,815	68,795

Total	$494,803	$361,780

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	November 30, 2015	May 31, 2015
At cost:
Computer and software	$187,456	$147,213
Telecommunication equipment	5,409,974	5,473,624
Furniture, fixtures and equipment	56,459	57,976
Motor vehicles	162,382	167,175
Leasehold improvement	31,933	32,556
Construction in progress	2,430,594	2,502,332
	8,278,798	8,380,876
Less: Accumulated depreciation	(4,720,971)	(4,577,472)

Property, plant and equipment, net	$3,557,827	$3,803,404

Depreciation expense attributable to continuing operations for the six months ended November 30, 2015 and 2014 amounted to $279,940 and $257,974, respectively. Depreciation expense attributable to discontinued operations for the six months period ended November 30, 2015 and 2014 amounted to $nil and $3,689, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	November 30, 2015	May 31, 2015
At cost:
Operating concession	$575,935	$592,934
Customer base	78,283	80,593
IT license and software	2,282,494	2,281,786
	2,936,712	2,955,313
Less: Accumulated depreciation	(1,244,434)	(1,178,142)

Intangible assets, net	$1,692,278	$1,777,171

Amortization expense attributable to continuing operations for the six months ended November 30, 2015 and 2014 amounted to $72,924 and $73,215, respectively. There is no amortization expense attributable to discontinued operations for both periods.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	November 30, 2015	May 31, 2015

Arising from the acquisition of Haitai Group	$377,171	$377,171

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company's equity accounts were analyzed as follows:

	November 30, 2015	May 31, 2015
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,241,835	$3,289,447

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2016.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	November 30, 2015	May 31, 2015
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$160,467	$160,420
Non-controlling interests	1,720,118	1,873,432

	1,880,585	2,033,852

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	November 30, 2015	May 31, 2015

Accrued expenses	$330,486	$344,094
Other payables	494,552	539,365

Total	$825,038	$883,459

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	November 30, 2015	May 31, 2015

Income tax payable	$561,374	$487,044
Business tax and other tax payables	124,504	169,198

Total	$685,878	$656,242

Business tax represents PRC sales tax imposed upon the Company's services provided in the PRC.  Tax rates range from 3% to 5% depending on the nature of the taxable activities.

Income tax represents PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

NOTE 15 – INCOME TAX INCOME
	Six months ended November 30, 2015	Six months ended November 30, 2014

Current income tax in PRC and Hong Kong	$93,541	$-
Deferred tax income	(4,711)	(7,388)

Total	$88,830	$(7,388)

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended November 30, 2015	Six months ended November 30, 2014

Income before provision for income taxes	$(274,064)	$(100,898)

Expected PRC income tax expense at statutory tax rate of 25%	(68,516)	(25,225)
Different tax rate for PRC/Hong Kong local authority	(24,936)	5,561
Expenses not deductible for tax	183,732	9,351
Utilization of tax loss brought forward	(19,969)	(54,915)
Tax loss not provided for deferred tax	18,519	57,840

Total	$88,830	$(7,388)

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

NOTE 16 – VARIABLE INTEREST ENTITIES ("VIEs")

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao ("MJ") and Mao Hong ("MH ") for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to REDtone Shanghai.

During the year, Huitong acquired YuZhong, YuGuang, Haitai and FengCheng, as subsidiaries of the Company. See also Footnote 5.

On November 30, 2006, the Company entered into loan agreements with Huang Bin ("HB") and MH for the establishment of Hongsheng and on November 30, 2006, an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and REDtone Shanghai. The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company's balance sheet are as follows:

	November 30, 2015	May 31, 2015
Assets
Cash and cash equivalents	$385,436	$482,559
Inventories	3,837	3,951
Accounts receivable	425,665	825,790
Other receivables and deposits	464,568	332,497
Goodwill	372,019	372,019
Property, plant and equipment, net	2,861,816	2,845,078
Intangible assets, net	413,972	443,700

Total assets (not include amount due from intra-group companies and related parties)	4,927,313	5,305,594

Liabilities
Deferred income	1,255,261	794,435
Accounts payable	34,434	760,409
Accrued expenses and other payables	289,308	1,163,356
Taxes payable	37,247	23,005
Total liabilities (not include amount due to intra-group companies and related parties)	1,616,250	2,741,205

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Six months ended November 30, 2015	Six months ended November 30, 2014

Revenue	$2,306,721	$4,440,095
Other income and gains	1,778	1,018,755
Service costs (Not including service costs payable to intra-group companies)	(2,366,258)	(3,579,001)
Personnel cost	(119,499)	(302,545)
Depreciation expense	(40,244)	(24,181)
Amortization expense	(17,359)	(17,660)
Administrative and other expenses	(213,510)	(285,996)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	(448,371)	1,249,467
Provision for income taxes	(62,578)	(1)

Net income	(510,949)	1,249,466

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of November 30, 2015. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – CAPITAL COMMITMENTS

Capital commitment that related to the Company's car inspection business is as follows:

	November 30, 2015	May 31, 2015

Contracted but not provided for property, plant and equipment - within 1 year	$2,705,788	$2,785,647

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Except as otherwise indicated by the context, references in this Form 10-Q to "RTAS," "we," "us," "our," "the Registrant", "our Company," or "the Company" are to REDtone Asia, Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) "BVI" are to British Virgin Islands; (ii) "PRC" and "China" are to the People's Republic of China; (iii) "U.S. dollar," "$" and "US$" are to United States dollars; (iv) "RMB" are to Yuan Renminbi of China; (v) "RM" are to Malaysian Ringgit; (vi) "Securities Act" are to the Securities Act of 1933, as amended; and (vii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Business Overview

We are principally involved in the business of offering discounted call services for end users and corporate segment and paperless reload services for prepaid mobile air-time reload for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

On July 25, 2014, REDtone China entered into a Share Sale Agreement ("SSA") with Guotai Investment Holdings Limited ("Guotai") for the divestment of Hongsheng for a total cash consideration of RMB28,000,000 for the purpose of Guotai acquiring the third party payment license, held by its wholly owned subsidiary, QBA.

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

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follows:

•Collaboration with China Tie Tong Telecommunications ("CTT") – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. REDtone China's role for Business Collaboration with CTT is as an "Agent" as REDtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

•Collaboration with other telecommunication providers – REDtone China will act as a discounted consumer call Reseller whereby REDtone China determines the service and package specification and the pricing policy whereas China Unicom acts as a passive termination partner for call traffic. REDtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of REDtone China). In this regard, REDtone China will recognize revenue when airtime is utilized by the consumer and the revenue recognized is the gross value of the call charges. REDtone China's role for Business Collaboration with China Unicom is that of "Principal" as China Unicom is playing a passive role as the traffic termination partner while REDtone China is fully responsible for the entire management of the discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, the product will be deemed to be expired and the revenue recognized at the time is the remaining gross value of the expired prepaid product.

2.	Discounted call services for corporate consumers is as follows:

•Collaboration with CTT – the revenue recognized is the commission earned from distributing the discounted call services to corporate customers; and

•Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customers.

3.	Reload services for prepaid mobile services – revenue recognized is the commission earned.

4.	Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Year-to-date Results of Operations

Year-to-date Results for Six-month period ended November 30, 2015 as Compared to period ended November 30, 2014

The following table summarizes the results of our operations during the six-month periods ended November 30, 2015 and November 30, 2014, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 6-month period ended November 30, 2015 compared to 6-month period ended November 30, 2014

	Six-month period ended		Increase/(Decrease) from previous year
	November 30, 2015	November 30, 2014
Revenue	3,150,947	4,561,449	(1,410,502)	-31%
Other income and gains	72,757	131,104	(58,347)	-45%
Service costs	(2,366,638)	(3,591,448)	(1,224,810)	-34%
Personnel cost	(313,492)	(376,428)	(62,936)	-17%
Depreciation expense	(279,940)	(257,974)	21,966	9%
Amortization expense	(72,924)	(73,215)	(291)	-0%
Administrative and other expenses	(464,774)	(494,386)	(29,612)	-6%

Loss before provision for income taxes	(274,064)	(100,898)	173,166	172%
Provision for income taxes	(88,830)	7,388	N/A	N/A

Net loss before non-controlling interest	(362,894)	(93,510)	269,384	288%

Revenues. The Company generated revenue of $3,150,947 in the first six months of the fiscal year ending May 31, 2016, representing a 31% decrease as compared with the preceding year's corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $1,410,502.

Other income and gains.  During the first six month of the fiscal year ending May 31, 2016, the Company recorded other income and gains of $72,757, a decrease of $58,347 or 45% compared with the preceding year's corresponding quarter. The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the first six months in fiscal year 2016 of $2,366,638 reflected a decrease of $1,224,810 or 34% over the preceding year quarter ended May 31, 2015. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 17% or $62,936 to $313,492 for the first six month of the fiscal year ending May 31, 2016. This is mainly due to exclusion of personnel from QBA which we have disposed off the said company on July 25, 2014.

Depreciation and amortization expenses. The increase in depreciation expense by $21,966 or 9% is mainly due to the addition in properties, plant and equipment since the second quarter of fiscal year 2015. Amortization expense is generally comparable to the corresponding period of last fiscal year.

Administrative and other operating expenses.  The administrative and other operating expenses have decreased by 6% or $29,612 to $464,774 for the first six months of the fiscal year ending May 31, 2016. This is mainly due to better cash flow control over the financial period.

Loss before provision for income taxes.  For the quarter under review, the decreased in revenues has caused the net loss before provision for income taxes stood at $274,064 as compared to a loss of $100,898 over the preceding year's corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax expense of $88,830 compared to income tax income of $7,388 over the preceding quarter's corresponding quarter.

Net loss before non-controlling interest. For the quarter under review, the decreased in revenue has caused the net loss before non-controlling interest stood at $362,894 as compared to a loss of $93,510 over the preceding year's corresponding quarter.

Three-month period Results of Operations

Three-month period results ended November 30, 2015 as Compared to period ended November 30, 2014

The following table summarizes the results of our operations during the three-month periods ended November 30, 2015 and November 30, 2014, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 3-month period ended November 30, 2015 compared to 3-month period ended November 30, 2014

	Three-month period ended		Increase/(Decrease) from previous year
	November 30, 2015	November 30, 2014
Revenue	1,292,505	2,384,134	(1,091,629)	-46%
Other income and gains	1,527	49,655	(48,128)	-97%
Service costs	(934,492)	(1,893,913)	(959,421)	-51%
Personnel cost	(151,391)	(162,973)	(11,582)	-7%
Depreciation expense	(132,065)	(131,391)	674	1%
Amortization expense	(32,950)	(33,235)	(285)	-1%
Administrative and other expenses	(233,838)	(301,599)	(67,761)	-22%

Loss before provision for income taxes	(190,704)	(89,322)	101,382	114%
Provision for income taxes	10,981	3,700	7,281	197%

Net loss before non-controlling interest	(179,723)	(85,622)	94,101	110/%

Revenues. The Company generated revenue of $1,292,505 in the second three months of the fiscal year ending May 31, 2016, representing a 46% decrease as compared with the preceding year's corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $1,091,629.

Other income and gains.  During the second three month of the fiscal year ending May 31, 2016, the Company recorded other income and gains of $1,527, a decrease of $48,128 or 97% compared with the preceding year's corresponding quarter. The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the second three months in fiscal year 2016 of $934,492 reflected a decrease of $959,421 or 51% over the preceding year quarter ended May 31, 2015. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 7% or $11,582 to $151,391 for the second three month of the fiscal year ending May 31, 2016. This is mainly due to exclusion of personnel from QBA which we have disposed off the said company on July 25, 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses are generally comparable to the corresponding period of last fiscal year.

Administrative and other operating expenses.  The administrative and other operating expenses have decreased by 22% or $67,761 to $233,838 for the second three months of the fiscal year ending May 31, 2016. This is mainly due to better cash flow control over the financial period.

Loss before provision for income taxes.  For the quarter under review, the decreased in revenues has caused the net loss before provision for income taxes stood at $190,704 as compared to a loss of $89,322 over the preceding year's corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax income of $10,981 compared to income tax income of $3,700 over the preceding quarter's corresponding quarter.

Net loss before non-controlling interest.  For the quarter under review, the decrease in the group revenue has caused the net loss before non-controlling interest stood at $179,723 as compared to a loss of $85,622 over the preceding year's corresponding quarter.

Liquidity and Capital Resources.

Cash

Our cash balance at November 30, 2015 was $4,641,666, representing a decrease of $420,910 compared to our cash balance of $5,062,576 at May 31, 2015.

Cash Flow (before effect of exchange rate changes).

	November 30, 2015	November 30, 2014	+/-
Net cash used in operating activities	$(41,462)	$(759,976)	(718,514)
Net cash (used in)/ provided by investing activities	$(94,156)	$4,348,336	N/A
Net cash used in financing activities	$(153,267)	$(1,369,677)	(1,216,410))
Net (decrease)/increase in cash and cash equivalents	(288,885)	2,218,683	N/A

Net cash used in operations during the six months ended November 30, 2015 amounted to $41,462 as compared to net cash used in operations of $759,976 in the same period of FY2015. The marginal net cash used in operating activities during the period under review mainly due to lower revenue as well as better cash flow controlled.

Net cash used in investing activities for the six months period ended November 30, 2015 amounted to $94,156 as compared to net cash provided by investing activities of $4,348,336 in the same period of FY2015. The net cash used in the six months period ended November 30, 2015 mainly due to additional capital expenditure on business related office equipment. The net cash provided in the same period of FY2015 mainly represents consideration received for the disposal of QBA during the quarter.

There was net cash used in financing activities of $153,267 for the six months ended November 30, 2015. The net cash used in the six months period ended November 30, 2015 is mainly due to settlement among the related parties. The net cash used in financing activities of $1,369,677 in the same period of FY2015 is largely due to uplift of time deposits to repay amount due to QBA.

Working Capital

Our working capital was $863,825 at November 30, 2015

At November 30, 2015, we had stockholders' equity of $6,847,728; total assets of $11,193,247 and total current liabilities of $4,702,146.

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

We have no off balance sheet arrangements.

Discontinued Operations

Results of discontinued operations for six-month period ended November 30, 2015 compared to six-month period ended November 30, 2014

	Six-month period ended		Increase/(Decrease) from previous year
	November 30, 2015	November 30, 2014
Revenue	-	3	(3)	-100%
Other income and gains	-	164	(164)	-100%
Personnel cost	-	(93,580)	(93,580)	-100%
Depreciation expense	-	(3,689)	(3,689)	-100%
Administrative and other expenses	-	(6,916)	(6,916)	-100%

Loss before provision for income taxes	-	(104,018)	(104,018)	-100%
Provision for income taxes	-	-	-	N/A

Net loss before non-controlling interest	-	(104,018)	(104,018)	-100%

Revenues. The Company generated marginal revenue of $3 in the preceding year's corresponding quarter mainly due to the cessation business of the company on July 25, 2014.

Other income and gains.  During the first six months of the preceding year's corresponding quarter, the Company recorded other income and gains of $164.

Personnel expenses.  The personnel expenses of the preceding year's corresponding quarter was $93,580. This is mainly due to lay-off manpower expenses incurred during the disposal of QBA.

Loss before provision for income taxes.   The net loss before provision for income taxes stood at $104,018 in the preceding year's corresponding quarter.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in Chinese Renminbi ("RMB"), Malaysian Ringgit ("RM") and Hong Kong Dollar ("HK$") could adversely affect our financial results. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB, RM and HK$. Our principal exchange rate risk therefore exists between the U.S. dollar and these currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company's processes and assessment, as described above, management has concluded that, as of November 30, 2015, the Company's internal control over financial reporting was effective.

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

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended November 30, 2015.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended November 30, 2015.

ITEM 4.                          [REMOVED AND RESERVED]

ITEM 5.                          OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through January 8, 2016, the date the financial statements were issued.

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

Dated: January 14, 2016	REDtone Asia, Inc.	Dated: January 14, 2016	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)