Form 10-Q
period 2016-02-29
REDtone Asia Inc
filed 2016-04-19
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2016, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,356

Transitional Small Business Disclosure Format (check one): Yes ☐      No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDtone Asia, Inc.
As of Quarter Ended February 29, 2016 (unaudited)

Condensed Consolidated Balance Sheet as of February 29, 2016 (unaudited) and May 31, 2015 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine months and Three months ended February 29, 2016 and February 28, 2015 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine months ended February 29, 2016 and February 28, 2015 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–17

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At February 29, 2016 and May 31, 2015

	February 29, 2016 (Unaudited)	May 31, 2015 (Audited)
Assets
Current assets
Cash and cash equivalents	$4,303,838	$5,062,576
Inventories	3,750	3,951
Accounts receivable	870,824	825,790
Other receivables and deposits	558,669	361,780
Total current assets	5,737,081	6,254,097

Property, plant and equipment, net	3,487,913	3,803,404
Intangible assets, net	1,633,337	1,777,171
Goodwill	-	377,171

Total assets	10,858,331	12,211,843

Liabilities and stockholders' equity
Liabilities
Current liabilities
Deferred income	1,271,677	794,435
Accounts payable	273,871	781,362
Accrued expenses and other payables	849,018	883,459
Amount due to a related company	1,942,625	2,033,852
Taxes payable	701,142	656,242
Total current liabilities	5,038,333	5,149,350

Deferred tax liabilities	(4,511)	-

Total liabilities	5,033,822	5,149,350

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,223,971)	(3,289,447)
Retained earnings	1,346,642	2,141,129
Accumulated other comprehensive income	444,478	836,582
Total stockholders' equity	6,322,274	7,443,389
Non-controlling interests	(497,765)	(380,896)
Total equity	5,824,509	7,062,493

Total liabilities and stockholders' equity	10,858,331	12,211,843

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Nine months and Three months ended February 29, 2016 and February 28, 2015

	Nine months ended February 29, 2016 (Unaudited)	Nine months ended February 28, 2015 (Unaudited)	Three months ended February 29, 2016 (Unaudited)	Three months ended February 28, 2015 (Unaudited)
Continuing operations
Revenue	4,514,988	6,097,699	1,364,041	1,536,250
Other income and gains	83,053	151,229	10,296	20,125
Service costs	(3,260,970)	(4,858,845)	(894,332)	(1,267,397)
Personnel cost	(548,191)	(626,758)	(234,699)	(250,330)
Depreciation expense	(381,320)	(391,596)	(101,380)	(133,622)
Amortization expense	(118,825)	(106,455)	(45,901)	(33,240)
Administrative and other expenses	(1,137,652)	(722,580)	(672,878)	(228,194)

Loss before provision for income taxes	(848,917)	(457,306)	(574,853)	(356,408)
Income tax (expense)/ income	(85,905)	(12,072)	2,925	(19,460)

Net loss before non-controlling interest	(934,822)	(469,378)	(571,928)	(375,868)
Share of results by non-controlling interest	140,335	46,904	158,671	20,575

Net loss from continuing operations	(794,487)	(422,474)	(413,257)	(355,293)

Discontinued operations
Net loss	-	(104,018)	-	-
Gain on disposal of subsidiaries	-	1,010,987	-	-

Net income from discontinued operations	-	906,969	-	-

Net (loss)/ income for the period
Net (loss)/ income before non-controlling interest	(934,822)	437,591	(571,928)	(375,868)
Share of results by non-controlling interest	140,335	46,904	158,671	20,575
Net (loss)/ income for the period	(794,487)	484,495	(413,257)	(355,293)

Other comprehensive loss
Loss on foreign currency translation of continuing operations	(392,104)	(49,512)	(130,061)	(32,761)
Share of other comprehensive income/ (loss) by non-controlling interest	23,466	470	13,362	(444)
Other comprehensive loss attributable to shareholders of the Company	(368,638)	(49,042)	(116,699)	(33,205)
Gain on foreign currency translation of discontinued operations	-	17,162	-	-
Total other comprehensive (loss)/ income	(368,638)	(31,880)	(116,699)	(33,205)

Total comprehensive (loss)/ income
- Attributable to continuing operations	(1,163,125)	(471,516)	(529,956)	(388,498)
- Attributable to discontinued operations	-	924,131	-	-

Total comprehensive (loss)/ income	(1,163,125)	452,615	(529,956)	(388,498)

(Loss)/earnings per share, basic and diluted
– continuing operations	-	-	-	-
– discontinued operations	-	-	-	-
Weighted average number of shares	282,315,356	282,315,356	282,315,356	282,315,356

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended February 29, 2016 and 2015

	Nine months ended February 29, 2016 (Unaudited)	Nine months ended February 28, 2015 (Unaudited)
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss before non-controlling interest	(934,822)	(469,378)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expense	118,825	106,455
Depreciation expense	381,320	391,596
Deferred tax income	(4,648)	(4,797)
Impairment of Goodwill	377,171	-
Changes in operating assets and liabilities:
(Increase)/ Decrease in accounts receivable	(45,034)	681,103
Decrease/(Increase) in inventories	201	(46,652)
(Increase)/Decrease in other receivables and deposits	(196,889)	384,372
Increase in tax recoverable	-	(60)
Increase in deferred income	477,242	935,590
Decrease in accounts payable	(507,491)	(1,552,228)
Increase/(Decrease) in tax payables	44,900	(44,103)
(Decrease)/ Increase in accrued liabilities and other payables	(34,441)	450,660

Net cash (used in)/ generated from continuing operating activities	(323,666)	832,558
Net cash used in discontinued operating activities	-	(113,811)

Net cash (used in)/ generated from operating activities	(323,666)	718,747

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(256,592)	(110,515)
Decrease/(increase) in amount due from a related company	65,476	(30,243)
Increase in interest in subsidiaries		(1,722,666)
Proceeds from disposal of subsidiaries	-	4,565,935

Net cash (used in)/provided by continuing investing activities	(191,116)	2,702,511
Net cash used in discontinued investing activities	-	(1,590,743)

Net cash (used in)/provided by investing activities	(191,116)	1,111,768

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	-	(1,375,268)
(Decrease)/ Increase in amount due to related companies	(91,227)	5,580

Net cash used in continuing financing activities	(91,227)	(1,369,688)
Net cash flows from discontinued financing activities	-	-

Net cash used in financing activities	(91,227)	(1,369,688)

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(606,009)	2,165,381
Discontinued operations	-	(1,704,554)

	(606,009)	460,827

Effect of exchange rate changes
Continuing operations	(152,729)	(165,886)
Discontinued operations	-	17,162

	(152,729)	(148,724)

Cash and cash equivalents at beginning of period
Continuing operations	5,062,576	2,991,276
Discontinued operations	-	1,687,392

	5,062,576	4,678,668
Less: Cash and cash equivalents included in assets held for sale	-	(1,687,392)

Cash and cash equivalents of continuing operations at beginning of period	5,062,576	2,991,276

Cash and cash equivalents at end of period
Continuing operations	4,303,838	4,990,771
Discontinued operations	-	-

Cash and cash equivalents of continuing operations at end of period	4,303,838	4,990,771

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (Unaudited)

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

The Company's major subsidiaries during the period under review are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
REDtone Telecommunication (China) Limited ("REDtone China")	Hong Kong May 26, 2005	100%	Investment holding

REDtone Telecommunications (Shanghai) Limited ("REDtone Shanghai")	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Hongsheng Net Telecommunication Company Limited ("Hongsheng") [1,2]	The PRC November 29, 2006	100%	Marketing and distribution of discounted call services to PRC consumer market

Shanghai Huitong Telecommunication Company Limited ("Huitong") [2]	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited ("Jiamao") [2]	The PRC March 21, 2008	100%	Marketing and distribution of products on the internet

Nantong Jiatong Investment Consultant Co., Ltd ("Nantong Jiatong") [2,3]	The PRC May 17, 2011	100%	Investment holding

Shanghai QianYue Business Administration Co., Ltd. ("QBA") [1,2]	The PRC December 12, 2008	100%	Provision of prepaid shopping-card services in the PRC

Shanghai Xin Chang Information Technology Company Limited ("Xin Chang") [2]	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd ("YuZhong") [2,4]	The PRC July 16, 2014	49.8%	Investment holding

Shanghai YuGuang Automobile Inspection Technology Co., Ltd ("YuGuang") [2,4]	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") [2,4]	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. ("FengCheng") [2,4]	The PRC February 29, 2012	30.5%	Provision of services for motor vehicle technical and emission inspection

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company's subsidiaries (see Note 1) for the three months and nine months ended February 29, 2016 and February 28, 2015 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is in Chinese Renminbi ("RMB"), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of February 29, 2016, the results of its operations and cash flows for the three months and nine months ended February 29, 2016 and February 28, 2015.

The results of operations for the three months and nine months ended February 29, 2016 are not necessarily indicative of the results for a full year period.

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

Depreciation expense attributable to continuing operations for the nine months period ended February 29, 2016 and February 28, 2015 amounted to $381,320 and $391,596, respectively. Depreciation expense attributable to discontinued operations for the nine months period ended February 29, 2016 and February 28, 2015 amounted to $nil and $3,689, respectively.

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

Amortization expense attributable to continuing operations for the nine months period ended February 29, 2016 and February 28, 2015 amounted to $118,825 and $106,455, respectively. There is no amortization expense attributable to discontinued operations for both periods.

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

There is a goodwill impairment loss of $377,171 (2015 - Nil) recognized during the nine months ended February 29, 2016.
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

(j) Revenue recognition

The Company assesses appropriate revenue recognition policy for each type of operation according to ASC 605-45

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

☐ Persuasive evidence of an arrangement exists,
☐ Delivery has occurred or services have been rendered,
☐The seller's price to the buyer is fixed or determinable, and
☐ Collectability is reasonably assured

Revenue recognition policy for each of the major products and services:

1. Discounted call services for consumer (EMS) as follow:

☐ Collaboration with CTT – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and the revenue recognized is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting of direct traffic termination cost and incidental expenses. REDtone China's role for Business Collaboration with China TieTong Telecommunications (CTT) would be as "Agent" as REDtone China is the sole distributor for EMS brand owned and controlled by CTT; and

☐ Collaboration with other telecommunication providers – REDtone China will act as a discounted consumer call Reseller whereby REDtone China will determine the service and package specification and pricing policies whereas China Unicom acts as a passive termination partner for call traffic.  REDtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination costs on the books of REDtone China).  In this regard, REDtone China will recognize the revenue when airtime is utilized by the consumer and the value recognized as revenue is the call charges gross value. REDtone China's role for Business Collaboration with China Unicom would be as "Principal" as China Unicom is playing a passive role as traffic termination partner while REDtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and revenue will be recognized based on the remaining gross value of the expired prepaid product.

2. Discounted call services for corporate as follow:

☐ Collaboration with CTT – the revenue recognize is the commission earned from distributing the discounted call services to corporate customer; and

☐ Collaboration with other telecommunication providers –the revenue recognized is the commission earned from distributing the discounted call services to corporate customer.

3. Reload services for prepaid mobile – revenue recognized is the commission earned.

4. Discontinued prepaid shopping-card services – revenue recognized is the commission earned.

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 29, 2016 and February 28, 2015, there were no dilutive securities outstanding.

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

	February 29, 2016	May 31, 2015	February 28, 2015
Period end RMB : US$ exchange rate	0.1530	0.1612	0.1627
Average period RMB : US$ exchange rate	0.1577	0.1614	0.1625
Period end HK$ : US$ exchange rate	0.1286	0.1290	0.1290
Average period HK$ : US$ exchange rate	0.1289	0.1290	0.1290

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 29, 2016 through the date these financial statements were issued.

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

The results of QBA for the nine months years ended February 28, 2015 is reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

As at February 29, 2016, the car inspection center was still under construction. The Goodwill was fully impaired and charged to operations during the period.

Reconciliation of net cash used in acquisition
Cash consideration paid	105,006
Less: cash acquired from the transaction	(1,132)

Net cash used in acquisition	103,874

No revenue was generated for the period ended February 29, 2016 and February 28, 2015, respectively.

Expenses incurred by the newly acquired subsidiaries for the nine months ended February 29, 2016 and February 28, 2015 were $66,979 and $nil respectively.

NOTE 6 - CASH AND CASH EQUIVALENTS

As of the balance sheet dates, cash and cash equivalents are summarized as follows:

	February 29, 2016	May 31, 2015

Cash and bank	$317,947	$800,821
Time deposits	3,985,891	4,261,755

Total	$4,303,838	$5,062,576

As of the balance sheet dates, the time deposits had a maturity term of less than three months.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	February 29, 2016	May 31, 2015

Deposits	$441,599	$292,985
Other receivables	117,070	68,795

Total	$558,669	$361,780

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	February 29, 2016	May 31, 2015
At cost:
Computer and software	$186,523	$147,213
Telecommunication equipment	5,339,426	5,473,624
Furniture, fixtures and equipment	55,502	57,976
Motor vehicles	158,694	167,175
Leasehold improvement	31,418	32,556
Construction in progress	2,432,431	2,502,332
	8,203,994	8,380,876
Less: Accumulated depreciation	(4,716,081)	(4,577,472)

Property, plant and equipment, net	$3,487,913	$3,803,404

Depreciation expense attributable to continuing operations for the nine months ended February 29, 2016 and February 28, 2015 amounted to $381,320 and $391,596 respectively. Depreciation expense attributable to discontinued operations for the nine months period ended February 29, 2016 and February 28, 2015 amounted to $nil and $3,689, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	February 29, 2016	May 31, 2015
At cost:
Operating concession	$562,855	$592,934
Customer base	76,505	80,593
IT license and software	2,275,418	2,281,786
	2,914,778	2,955,313
Less: Accumulated depreciation	(1,281,441)	(1,178,142)

Intangible assets, net	$1,633,337	$1,777,171

Amortization expense attributable to continuing operations for the nine months ended February 29, 2016 and February 28, 2015 amounted to $118,825 and $106,455, respectively. There is no amortization expense attributable to discontinued operations for both periods.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	February 29, 2016	May 31, 2015

Arising from the acquisition of Haitai Group	$-	$377,171

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company's equity accounts were analyzed as follows:

	February 29, 2016	May 31, 2015
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,223,971	$3,289,447

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2016.

 Amount due to a related company as of the balance sheet dates were summarized as follows:

	February 29, 2016	May 31, 2015
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$160,000	$160,420
Non-controlling interests	1,782,625	1,873,432

	1,942,625	2,033,852

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	February 29, 2016	May 31, 2015

Accrued expenses	$290,357	$344,094
Other payables	558,661	539,365

Total	$849,018	$883,459

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	February 29, 2016	May 31, 2015

Income tax payable	$547,294	$487,044
Business tax and other tax payables	153,848	169,198

Total	$701,142	$656,242

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

NOTE 15 – INCOME TAX INCOME
	Nine months ended February 29, 2016	Nine months ended February 28, 2015

Current income tax in PRC and Hong Kong	$90,553	$16,869
Deferred tax income	(4,648)	(4,797)

Total	$85,905	$12,072

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended February 29, 2016	Nine months ended February 28, 2015

Income before provision for income taxes	$(848,917)	$(457,306)

Expected PRC income tax expense at statutory tax rate of 25%	(212,229)	(114,326)
Different tax rate for PRC/Hong Kong local authority	9,861	7,586
Expenses not deductible for tax	181,279	13,933
Utilization of tax loss brought forward	(29,719)	(32,677)
Tax loss not provided for deferred tax	136,713	137,256

Total	$85,905	$12,072

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

During the year, Huitong acquired YuZhong, YuGuang, Haitai and FengCheng, as subsidiaries of the Company. See also Footnote 5.

On February 29, 2006, the Company entered into loan agreements with Huang Bin ("HB") and MH for the establishment of Hongsheng and on February 29, 2006, an equity pledge agreement which provides that HB and MH will pledge all their equities in Hongsheng to the Company and REDtone Shanghai. The agreement also provides that control of Hongsheng by the Company shall take effect from June 1, 2007.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company's balance sheet are as follows:

	February 29, 2016	May 31, 2015
Assets
Cash and cash equivalents	$131,460	$482,559
Inventories	3,750	3,951
Accounts receivable	870,824	825,790
Other receivables and deposits	528,946	332,497
Goodwill	-	372,019
Property, plant and equipment, net	2,867,336	2,845,078
Intangible assets, net	386,697	443,700

Total assets (not include amount due from intra-group companies and related parties)	4,789,013	5,305,594

Liabilities
Deferred income	1,272,086	794,435
Accounts payable	252,976	760,409
Accrued expenses and other payables	334,121	1,163,356
Taxes payable	88,215	23,005
Total liabilities (not include amount due to intra-group companies and related parties)	1,947,398	2,741,205

The results of VIEs (QBA is included in comparative figures) are as follows, and are included in the consolidated statements of income of the Company:

	Nine months ended February 29, 2016	Nine months ended February 28, 2015

Revenue	$2,306,721	$4,440,095
Other income and gains	1,778	1,018,755
Service costs (Not including service costs payable to intra-group companies)	(2,366,258)	(3,579,001)
Personnel cost	(119,499)	(302,545)
Depreciation expense	(40,244)	(24,181)
Amortization expense	(17,359)	(17,660)
Administrative and other expenses	(213,510)	(285,996)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	(448,371)	1,249,467
Provision for income taxes	(62,578)	(1)

Net income	(510,949)	1,249,466

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of February 29, 2016. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – CAPITAL COMMITMENTS

Capital commitment that related to the Company's car inspection business is as follows:-

	February 29, 2016	May 31, 2015

Contracted but not provided for property, plant and equipment - within 1 year	$2,644,336	$2,785,647

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

Revenue represents the invoiced value of services rendered and receivable during the year. Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence an arrangement exists;
-	Delivery has occurred or services have been rendered;
-	The seller's price to the buyer is fixed or determinable; and
-	Collectability is reasonably assured.

Revenue recognition policy for each of the major products and services:

1.	Discounted call services for consumer (EMS) as follows:

• Collaboration with China Tie Tong Telecommunications ("CTT") – REDtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and revenue is recognized on a net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting the direct traffic termination costs and incidental expenses. REDtone China's role for Business Collaboration with CTT is as an "Agent" as REDtone China is the sole distributor for the EMS brand owned and controlled by CTT; and

• Collaboration with other telecommunication providers – REDtone China will act as a discounted consumer call Reseller whereby REDtone China determines the service and package specification and the pricing policy whereas China Unicom acts as a passive termination partner for call traffic. REDtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination cost on the books of REDtone China). In this regard, REDtone China will recognize revenue when airtime is utilized by the consumer and the revenue recognized is the gross value of the call charges. REDtone China's role for Business Collaboration with China Unicom is that of "Principal" as China Unicom is playing a passive role as the traffic termination partner while REDtone China is fully responsible for the entire management of the discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, the product will be deemed to be expired and the revenue recognized at the time is the remaining gross value of the expired prepaid product.

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

Year-to-date Results of Operations

Year-to-date Results for Nine-month period ended February 29, 2016 as Compared to period ended February 28, 2015

The following table summarizes the results of our operations during the nine-month periods ended February 29, 2016 and February 28, 2015, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 9-month period ended February 29, 2016 compared to 9-month period ended February 28, 2015

	Nine-month period ended
	February 29, 2016	February 28, 2015	Increase/(Decrease) from previous year
Revenue	4,514,988	6,097,699	(1,582,711)	-26%
Other income and gains	83,053	151,229	(68,176)	-45%
Service costs	(3,260,970)	(4,858,845)	(1,597,875)	-33%
Personnel cost	(548,191)	(626,758)	(78,567)	-13%
Depreciation expense	(381,320)	(391,596)	(10,276)	-3%
Amortization expense	(118,825)	(106,455)	12,370	12%
Administrative and other expenses	(1,137,652)	(722,580)	415,072	57%

Loss before provision for income taxes	(848,917)	(457,306)	391,611	86%
Provision for income taxes	(85,905)	(12,072)	73,833	612%

Net loss before non-controlling interest	(934,822)	(469,378)	465,444	99%

Revenues. The Company generated revenue of $4,514,988 in the first nine months of the fiscal year ending May 31, 2016, representing a 26% decrease as compared with the preceding year's corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $1,582,711.

Other income and gains.  During the first nine month of the fiscal year ending May 31, 2016, the Company recorded other income and gains of $83,053, a decrease of $68,176 or 45% compared with the preceding year's corresponding quarter. The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the first nine months in fiscal year 2016 of $3,260,970 reflected a decrease of $1,597,875 or 33% over the preceding year quarter ended May 31, 2015. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 13% or $78,567 to $548,191 for the first nine month of the fiscal year ending May 31, 2016. This is mainly due to exclusion of personnel from QBA which we have disposed off the said company on July 25, 2014.

Depreciation and amortization expenses. Depreciation and Amortization expense is generally comparable to the corresponding period of last fiscal year.

Administrative and other operating expenses.  The administrative and other operating expenses have increased by 57% or $415,072 to $1,137,652 for the first nine months of the fiscal year ending May 31, 2016. This is mainly due to the Company has fully impaired its Goodwill on the FengCheng of $377,171 which have yet to complete its construction.

Loss before provision for income taxes.  For the quarter under review, the decreased in revenues and the impairment of goodwill has caused the net loss before provision for income taxes stood at $848,917 as compared to a loss of $457,306 over the preceding year's corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax expense of $85,905 compared to income tax expense of $12,072 over the preceding quarter's corresponding quarter.

Net loss before non-controlling interest. For the quarter under review, the decreased in revenue and the impairment of goodwill has caused the net loss before non-controlling interest stood at $934,822 as compared to a loss of $469,378 over the preceding year's corresponding quarter.

Three-month period Results of Operations

Three-month period results ended February 29, 2016 as Compared to period ended February 28, 2015

The following table summarizes the results of our operations during the three-month periods ended February 29, 2016 and February 28, 2015, and associated percentage changes for comparisons purposes.

Continuing operations

Results of continuing operations for 3-month period ended February 29, 2016 compared to 3-month period ended February 28, 2015

	Three-month period ended
	February 29, 2016	February 28, 2015	Increase/(Decrease) from previous year
Revenue	1,364,041	1,536,250	(172,209)		-11%
Other income and gains	10,296	20,125	(9,829)		-49%
Service costs	(894,332)	(1,267,397)	(373,065)		-29%
Personnel cost	(234,699)	(250,330)	(15,631)		-6%
Depreciation expense	(101,380)	(133,622)	(32,242)		-24%
Amortization expense	(45,901)	(33,240)	12,661		38%
Administrative and other expenses	(672,878)	(228,194)	444,684		195%

Loss before provision for income taxes	(574,853)	(356,408)	218,445		61%
Provision for income taxes	2,925	(19,460)	N/	A	N/	A

Net loss before non-controlling interest	(571,928)	(375,868)	196,060		52%

Revenues. The Company generated revenue of $1,364,041 in the third three months of the fiscal year ending May 31, 2016, representing a 11% decrease as compared with the preceding year's corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $172,209.

Other income and gains.  During the third three month of the fiscal year ending May 31, 2016, the Company recorded other income and gains of $10,296, a decrease of $9,829 or 49% compared with the preceding year's corresponding quarter. The decrease was due to decrease in interest income from time deposits.

Service cost. Service costs from operations for the third three months in fiscal year 2016 of $894,332 reflected a decrease of $373,065 or 29% over the preceding year quarter ended May 31, 2015. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 6% or $15,631 to $234,699 for the third three month of the fiscal year ending May 31, 2016. This is mainly due to exclusion of personnel from QBA which we have disposed off the said company on July 25, 2014.

Depreciation and amortization expenses. Both the total depreciation and amortization expenses are generally comparable to the corresponding period of last fiscal year due to some reclassification.

Administrative and other operating expenses.  The administrative and other operating expenses have increased by 195% or $444,684 to $672,878 for the third three months of the fiscal year ending May 31, 2016. This is mainly due to the Company has fully impaired its Goodwill on the FengCheng which have yet to complete its construction.

Loss before provision for income taxes.  For the quarter under review, the decreased in revenues has caused the net loss before provision for income taxes stood at $574,853 as compared to a loss of $356,408 over the preceding year's corresponding quarter.

Provision for income taxes.  For the current quarter under review, there is an income tax income of $2,925 compared to income tax expense of $19,460 over the preceding quarter's corresponding quarter.

Net loss before non-controlling interest.  For the quarter under review, the decrease in the group revenue has caused the net loss before non-controlling interest stood at $571,928 as compared to a loss of $375,868 over the preceding year's corresponding quarter.

Liquidity and Capital Resources.

Cash

Our cash balance at February 29, 2016 was $4,303,838, representing a decrease of $758,738 compared to our cash balance of $5,062,576 at May 31, 2015.

Cash Flow (before effect of exchange rate changes).

	February 29, 2016	February 28, 2015	+/-
Net cash (used in)/ provided by operating activities	$(323,666)	$832,558	N/	A
Net cash (used in)/ provided by investing activities	$(191,116)	$2,702,511	N/	A
Net cash used in financing activities	$(91,227)	$(1,369,688)	(1,278,461)
Net (decrease)/increase in cash and cash equivalents	(606,009)	2,165,381	N/	A

Net cash used in operations during the nine months ended February 29, 2016 amounted to $323,666 as compared to net cash provided by operations of $832,558 in the same period of FY2015. The dramatic increase in net cash used in operating activities during the period under review is mainly due to a lower revenue and the impairment of goodwill.

Net cash used in investing activities for the nine months period ended February 29, 2016 amounted to $191,116 as compared to net cash provided by investing activities of $2,702,511 in the same period of FY2015. The net cash used in the nine months period ended February 29, 2016 mainly due to additional capital expenditure on business related office equipment. The net cash provided in the same period of FY2015 mainly represents consideration received for the disposal of QBA during the quarter.

There was net cash used in financing activities of $91,227 for the nine months ended February 29, 2016. The net cash used in the nine months period ended February 29, 2016 is mainly due to settlement among the related parties. The net cash used in financing activities of $1,369,688 in the same period of FY2015 is largely due to uplift of time deposits to repay amount due to QBA.

Working Capital

Our working capital was $698,748 at February 29, 2016

At February 29, 2016, we had stockholders' equity of $6,322,274; total assets of $10,858,331 and total current liabilities of $5,033,822.

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

Discontinued Operations

Results of discontinued operations for nine-month period ended February 29, 2016 compared to nine-month period ended February 28, 2015

	Nine-month period ended
	February 29, 2016	February 28, 2015	Increase/(Decrease) from previous year
Revenue	-	3	(3)	-100%
Other income and gains	-	164	(164)	-100%
Personnel cost	-	(93,580)	(93,580)	-100%
Depreciation expense	-	(3,689)	(3,689)	-100%
Administrative and other expenses	-	(6,916)	(6,916)	-100%

Loss before provision for income taxes	-	(104,018)	(104,018)	-100%
Provision for income taxes	-	-	-	N/	A

Net loss before non-controlling interest	-	(104,018)	(104,018)	-100%

Revenues. The Company generated marginal revenue of $3 in the preceding year's corresponding quarter mainly due to the cessation business of the company on July 25, 2014.

Other income and gains.  During the first nine months of the preceding year's corresponding quarter, the Company recorded other income and gains of $164.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company's processes and assessment, as described above, management has concluded that, as of February 29, 2016, the Company's internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended February 29, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended February 29, 2016.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through April 8, 2016, the date the financial statements were issued.

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

Dated: April 14, 2016	REDtone Asia, Inc.	Dated: April 14, 2016	REDtone Asia, Inc.
By:	/s/ Chuan Beng Wei	By:	/s/ Hui Nooi Ng
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)