Form 10-K
period 2016-04-30
REDtone Asia Inc
filed 2016-08-16
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 333-129388

REDTONE ASIA, INC.
(Exact Name of registrant as specified in its charter)

Nevada	71-098116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Floor, Hualin Building, Caoxi Road, Xuhui District, 200235 Shanghai, PRC
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (86) 6103 2230

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☒ No ☐

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of April 30, 2016 was $11,292,614.  Although listed on the OTCBB under the symbol RTAS, there is currently no active trading for the registrant's common stock.  Therefore, the aggregate market value of the stock is deemed to be $11,292,614.

At the date of this report, there were 282,315,356 outstanding shares of REDtone Asia, Inc. Common Stock, $0.0001 par value.

Documents Incorporated by Reference: None

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe", "project", "expect", "anticipate", "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result,"  "possible," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Historical Overview

The Company's major subsidiaries during the years are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
REDtone Telecommunication (China) Limited ("REDtone China")	Hong Kong May 26, 2005	100%	Investment holding

REDtone Telecommunications (Shanghai) Limited ("REDtone Shanghai")	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Huitong Telecommunication Company Limited ("Huitong") [1]	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited ("Jiamao") [1]	The PRC March 21, 2008	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Xin Chang Information Technology Company Limited ("Xin Chang") [1]	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd ("YuZhong") [1]	The PRC July 16, 2014	49.8%	Investment holding

Shanghai YuGuang Automobile Inspection Technology Co., Ltd ("YuGuang") [1]	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") [1]	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. ("FengCheng") 1,	The PRC November 30, 2012	30.5%	Dormant

1 - Variable interest entities

Business of the Issuer

Corporate Structure

Control through equity ownership

Control through contractual binding ("VIE")

On April 30, 2007, the Company entered into loan agreements with Mao Junbao ("MJ") and MH for the establishment of Shanghai Huitong Telecommunications Co., Ltd ("Huitong"). On April 30, 2007, the Company entered into an equity pledge agreement, which provides that MJ and MH would pledge all their equities in Huitong to the Company and REDtone Shanghai.

On July 16, 2014, Huitong, Mao Hong, a director and nominee shareholder of certain VIEs, and Wei Gang, an independent third party jointly incorporated Shanghai YuZhong Financial Information Service Co., Ltd  ("YuZhong") and the founders owned 49.8%, 25.1% and 25.1% of equity interests in YuZhong, respectively.

On July 17, 2014, Huitong and YuZhong jointly incorporated Shanghai YuGuang Automobile Inspection Technology Co., Ltd ("YuGuang"). Huitong and YuZhong own 20% and 80% of equity interests in YuGuang, respectively.

On September 11, 2014, YuGuang entered into an agreement with Zhou Jin Shan and Chen Xiu Lan to acquire 51% equity interest in Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") from Zhou Jin Shan at a consideration of RMB652,800. Haitai is principally engaged in the provision of motor vehicle inspection service in the PRC. The acquisition was completed in January 2015.

As of the date of acquisition, Haitai has 51% equity interest in Feng Cheng Motor Vehicle Inspection Co., Ltd.  ("FengCheng"). FengCheng is principally engaged in the provision of services for motor vehicle technical and emission inspection. Haitai and FengCheng was collectively known as "Haitai Group".

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

Mr Mao Hong, the appointed Chief Operating Officer, is also a shareholder of Huitong and YuZhong.

Business Overview

We are principally involved in the business of offering discounted call services and paperless reload services for prepaid mobile air-time reload for end users and corporate segment for end users in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

Products and Services

During the period ended April 30, 2016, REDtone China offers the following services to customers:

1. Discounted call services for consumers ("EMS")
2. Discounted call services for corporate customers
3. Reload services for prepaid mobile

Our venture into the car inspection business with a "One-Stop Centre" located in Taizhou City of the PRC has ceased operations due to some unforeseen higher total investment costs

Competition

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

(iii) Other Mobile airtime reload service providers
Other competitors like Smartpay, Defeng and YiQiao offers similar mobile airtime reload services in Shanghai. They entered into this reload services earlier than us but we command slightly better price advantage and better system support for paperless mobile reload in comparison with conventional paper-based reload model.

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

Regulatory Matters

REDtone China does not provide direct telecommunication services in PRC. REDtone China acts as a distributor for CTT. REDtone China has a business licence issued by PRC's State Administration for Industry and Commerce to carry out the distribution services.  REDtone China does not require a telecommunication licence to carry out its distribution activities.

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

Customers and Suppliers

Our major customers are end users and corporate clients in Shanghai. Our suppliers are mainly termination partners and telecommunication players such as China TieTong Telecommunications ("CTT"), China Mobile and China Unicom and China Telecom.

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

The "REDtone" logo in Chinese is registered trademarks in China valid until October 13, 2020.

The Company did not incur any research and development expenses in the fiscal period ended April 30, 2016.

Number of Employees

Currently, our Chief Operating Officer manages the Company. We had thirty-four (34) employees including nine (9) in the Management team, twelve (12) in Research & Development, Customer Care, Sales and Marketing as well as Finance and Administrative, and balance of thirteen (13) in Technical supports. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good and have no employee related dispute recorded over the years.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 12 Floor, Hualin Building, Caoxi Road, Xuhui District, Shanghai, PRC.  The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Articles of Incorporation provide that the Company has the authority to issue 300,000,000 shares of common stock at par value of $0.0001 per share. As of April 30, 2016, we had 282,315,356 outstanding shares of Common Stock.

On March 25, 2011, our common stock began being quoted on the OTCBB under the symbol "RTAS". We have not had any active trading in our stock as of the date of this report.

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of April 30, 2016, we had approximately 49 shareholders of record.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

For the period from June 1, 2016 to the date of this report, there is no sale of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the business of offering discounted call services and paperless reload services for prepaid mobile air-time reload for end users and corporate segment in Shanghai covering all three major telecommunication operators namely China Mobile, China Unicom and China Telecom.

Our venturing into car inspection business in PRC since January 2015 has ceased operation as of the date of this report.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the two financial periods ended April 30, 2016 and year ended May 31, 2015 respectively. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A — Risk Factors" of this Annual Report on Form 10-K.

Results of continuing operations for period ended April 30, 2016 compared to year ended May 31, 2015

	Year ended
	Apr 30, 2016	May 31, 2015	Increase/(Decrease) from previous year
Revenue	5,100,897	8,423,788	(3,322,891)	-39%
Other income and gains	120,957	117,179	3,778	3%
Service costs	(3,996,707)	(6,908,020)	(2,911,313)	-42%
Personnel cost	(642,665)	(827,606)	(184,941)	-22%
Depreciation expense	(379,941)	(541,142)	(161,201)	-30%
Amortization expense	(145,051)	(321,033)	(175,982)	-55%
Administrative and other expenses	(4,208,749)	(1,165,708)	3,043,041	261%

Loss before provision for income taxes	(4,151,259)	(1,222,542)	2,928,717	239%
Provision for income taxes	(539,787)	(68,002)	471,785	693%

Net loss before non-controlling interest	(4,691,046)	(1,290,544)	3,400,502	263%

Revenues. The Company generated revenue of $5,100,897 in the fiscal period ended April 30, 2016, representing a 39% decrease as compared with the fiscal year ended May 31, 2015. The decrease was mainly due to an intensely drop in our traffic minutes that we are facing the competitive from internet call such as WeChat, QQ and so forth.

Other income and gains.  During the fiscal period ended April 30, 2016, the Company recorded other income and gains of $120,957, a marginal increase of $3,778 or 3% compared with last year.  The increase was due to increase in interest income from trust fund placements.

Service cost. Service costs from operations for the period ended April 30, 2016 of $3,996,707 reflected a reduction of $2,911,313 over the fiscal year ended May 31, 2015. The decreased was consistent with the decrease in our revenue.

Personnel expenses.  The personnel expenses have decreased 22% or $184,941 to $642,665 for the period ended April 30, 2016. This is mainly due to reduction in manpower arising from the slow-down of our telecommunications operation.

Depreciation and amortization expenses. The depreciation is decreased by 30% or $161,201 compared to last year. The decrease is mainly due to the Company has fully depreciated some of the fixed assets during the period.

Amortization expense has decreased by $175,982 or 55% compared to last year. The decrease in amortization expense was mainly attributable to the absent of an amortization of a newly acquired customer base of $154,074 during the period. The said customer base was fully amortised in financial year 2015.

Administrative and other operating expenses.  The general and administrative expenses have increased $3,043,041 or 261% to $4,208,749. This is mainly due to the inclusion of the impairment of fixed assets amounted $2,591,832, impairment of goodwill $377,171, impairment of account receivable $196,138 and impairment of inventory $20,309 during the period.

Loss before provision for income taxes.  For the fiscal period under review, the dramatically decreased in the revenue and the inclusion of impairment in fixed assets, goodwill, account receivables and inventory have caused the loss before provision for income taxes stood at $4,691,046 as compared to the loss before provision for income taxes of $1,290,544 over fiscal year ended May 31, 2015.

Provision for income taxes. For the fiscal period under review, there is an income tax provision of $539,787 compared to income tax income of $68,002 over the financial year 2015.

Net loss before non-controlling interest.  For the fiscal period under review, the decreased in revenue and the inclusion of impairment of fixed assets, goodwill, account receivables and inventory have caused the net loss before non-controlling interest stood at $4,691,046 as compared to a net loss of $1,290,544 over fiscal year 2015.

Liquidity and Capital Resources.

Cash

Our cash balance at April 30, 2016, was $345,315, representing a decrease of $455,506, from previous cash balance of $800,821 as of May 31, 2015.

Cash Flow from Continuing Operations (before effect of exchange rate changes).
	Apr 30, 2016	(Restated) May 31, 2015	+/-
Net cash (used in)/ provided by operating activities	$(251,616)	$650,117	N/A
Net cash (used in)/ provided by investing activities	$(2,448)	$1,670,481	N/A
Net cash used in financing activities	$(87,831)	$(1,106,884)	(1,019,053)
Net decrease in cash and cash equivalents	(341,895)	(2,127,248)	(1,785,353)

Net cash used in operations during the fiscal period ended April 30, 2016 amounted to $251,616 as compared to net cash provided by operations of $650,117 in the corresponding FY2015, the change was mainly due to lower revenue generated during the period.

Net cash flow provided by investing activities for the fiscal year ended May 31, 2015 amounted to $1,670,481 mainly represents consideration received for the disposal of QBA during the year, net off with cash paid in purchase of property, plant and equipment.

There was net cash used in financing activities for the period ended April 30, 2016 total $87,831 mainly represents settlement of amount due to related parties.

Working Capital

Our working capital was a negative of $446,983 at April 30, 2016. The increased in working capital is mainly due to lower revenue generated during the period.

At April 30, 2016, we had stockholders' equity of $4,605,944; total assets of $7,846,279 and total current liabilities of $5,668,861.

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

Revenue Recognition policy for each of the major products and services:

1.
Discounted call services for consumer (EMS) as follow:

• Collaboration with CTT – REDtone China is appointed as the sole distributor for EMS and we will recognize the revenue when airtime is utilize by the consumer and it is on net basis which is computed based on a fixed sharing ratio of the total airtime utilize by consumers after netting of direct traffic termination cost and incidental expenses as per the collaboration agreement with CTT. REDtone China's role for Business Collaboration with CTT would be as "Agent" as REDtone China is the sole distributor for EMS brand owned and controlled by CTT;  and

• Collaboration with other telecommunication providers – REDtone China will act as discounted consumer call Reseller whereby REDtone China will decide on service and package specification, pricing policy while China Unicom merely acts as passive termination partner for call traffic.  REDtone China will pay China United Network Communications Company Ltd ("China Unicom") solely based on call traffic termination by China Unicom at prescribed rate (defined as traffic termination cost in the book of REDtone China).  In this regard, REDtone China will recognize the revenue when the consumer utilizes airtime and the value recognize is the call charges gross value.   REDtone China role for Business Collaboration with China Unicom would be as "Principal" as China Unicom is playing passive role as traffic termination partner while REDtone China is fully responsible for the entire management of discounted call services.

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

3.	Reload services for prepaid mobile – revenue recognize is the commission earn.

4.	Collaboration with Shanghai Huili Telecommunications Co., Ltd ("Huili") – Huili will act as "intermediary agent" to resell the call traffic termination by Redtone China. Huili will pay Redtone China the termination costs on the books of Redtone China.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited financial statements and the notes thereto appear in Part IV, Item 15, of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief operating officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the fiscal period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company's processes and assessment, as described above, management has concluded that, as of April 30, 2016, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K for the period ended April 30, 2016.

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal period ended April 30, 2016 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Period

Chuan Beng Wei	51	Director CEO	July 2008 - Present October 2010- Present
Lau Bik Soon	46	Director	October 2010-Present

Ng Hui Nooi	43	CFO	March 2012-Present

Mr. Chuan Beng Wei, age 51, is now the Chief Executive Officer of the Company.  Mr. Wei has been and will continue serving on the Board of Directors of the Company. He obtained his Bachelor's Degree in Electrical Engineering from University of Technology Malaysia in 1989 and Diploma in Management (Gold Medalist Award Winner) from the Malaysian Institute of Management, Kuala Lumpur in 1995.  He also completed an Entrepreneur Development Program from the renowned MIT Sloan School of Management in USA in January 2006.

He began his career with Hewlett Packard Sales Malaysia Sdn Bhd in 1989 as a Systems Engineer responsible for information technology ("IT") technical and customer relations, and was subsequently promoted to Major Account Manager. Having gained wide exposure in IT, electronics and the telecommunications industry, he began his entrepreneur pursuit. He started REDtone Telecommunications Sdn Bhd in 1996 with two other partners. As one of the founding members of the REDtone Group, he is instrumental in shaping the Group's business relations and policies. His main responsibilities include management of the Group's overall business, expanding its overseas markets and financial-related matters. Mr Wei also serves as the Managing Director of the REDtone Group, which was listed in January 2004 in the ACE Market of Bursa Malaysia. In addition, in 2007, Mr Wei started REDtone China where he played a significant role in developing business strategy in China. He was the past Chairman for The Association of Computer and Multimedia Malaysia and the past Deputy Chapter Chairperson for the exclusive Young Presidents' Organization (YPO).

Mr. Bik Soon Lau, age 46, obtained his first-class honors degree in electrical engineering from the University of Technology in Malaysia. He joined REDtone in 2008, as an executive director responsible for expanding the Group's Malaysia business which includes data, broadband, Wifi and discounted call services.  Prior to joining REDtone, he was the Country Manager for Hitachi Data Systems Malaysia from year 2005 to 2008. Under his leadership in Hitachi, he strengthened the organisation and company's channel partner, and helped the company grow its business in Malaysia.

Mr. Lau's 17 years of experience as Sales Director in the ICT and telecommunications industry provides expertise in corporate leadership and strategic marketing planning. In his career, he has held numerous other positions, including sales director, partner sales manager, enterprise division account manager, business development manager, systems engineer, and research and design engineer.  He has held these positions with organizations such as Cisco Systems, Sun Microsystems, Compaq Computer, TQC Consultant (IT Division) Sdn Bhd, and Motorola Penang. During his tenure with these organizations, he received various Partner Management Excellence awards as well as many accolades as a high achiever in sales.

Ms. Hui Nooi Ng, age 43, a Malaysian Chartered Accountant, obtained her Professional Degree from The Association of Chartered Certified Accountants in 2004.   Ms. Ng has more than nineteen years of working experience in accountancy and has held various positions from accountant to finance manager with companies in Malaysia and Vietnam. In 1999, she joined ChemQuest Sdn Bhd, as an accountant, fully responsible for the finance and accounting operations for the company. In 2010, she joined Poh Huat Furniture Ind. Vietnam Joint Stock Co, a Malaysian manufacturing company based in Vietnam as the Finance Manager.  In this position, her main responsibilities included financial review and reporting, budgeting, business planning and risk management and treasury functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal period ended April 30, 2016, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal period ended April 30, 2016 and fiscal year ended May 31, 2015, certain information regarding the compensation earned by the Company's named executive officers. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2016 fiscal period or 2015 fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
				Other	All Other
Name and				Annual	Compen-
Principal		Salary	Bonus	Compen-	Sation
Position	Year Ended/ Period Ended	($)	($)	sation ($)	($)
Chuan Beng Wei,	April 30, 2016	34,541	-0-	-0-	-0-
Director, CEO	May 31, 2015	38,738	-0-	-0-	-0-

Bik Soon, Lau	April 30, 2016	-0-	-0-	-0-	-0-
Director	May 31, 2015	-0-	-0-	-0-	-0-

Hui Nooi, Ng	April 30, 2016	15,072	-0-	-0-	-0-
CFO	May 31, 2015	15,495	-0-	-0-	-0-

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2016 fiscal period and 2015 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of April 30, 2016: (i) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company's officers and directors as a group. As of the date of this report, the Company had 282,315,356 shares of common stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal period ended April 30, 2016 and fiscal year ended May 31, 2015, there were no related transactions between the Company and the directors except the followings:

Amount due from a related company
	2016	2015
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,235,344	$3,289,447

Amount due to related parties
	2016	(Restated) 2015
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$173,409	$160,420
Related party:
Shanghai Huili Telecommunications Co., Ltd	28,771	54,792
Non-controlling interests	1,798,633	1,873,432

	2,000,813	2,088,644

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal year ended April 30, 2016	DCAW (CPA) Limited	$110,500

Fiscal year ended May 31, 2015	AWC (CPA) Limited	$52,500

•	Audit Fees.

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

During its fiscal period ended April 30, 2016, the Company did not have an Audit Committee and the Company's director pre-approved all fees of the principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
- Independent Auditors' Report	F1
- Consolidated Balance Sheet at April 30, 2016 and May 31, 2015	F2
- Consolidated Statements of Incomeand Comprehensive Income for the Period Ended April 30, 2016 and for the Year Ended May 31, 2015	F3
- Consolidated Statements of Changes in Equity for the Period Ended April 30, 2016 and for the Year Ended May 31, 2015	F4
- Consolidated Statements of Cash Flows for the Period Ended April 30, 2016 and for the Year Ended May 31, 2015	F5
- Notes to Consolidated Financial Statements	F6

DCAW (CPA) Limited CERTIFIED PUBLIC ACCOUNTANTS 7/F, Nan Dao Commercial Building 359-361 Queen's Road Central Hong Kong Tel : (852) 2851 7954 Fax: (852) 2545 4086	正大會計師事務所有限公司 香港執業會計師 香港皇后大道中三五九至三六一號 南島商業大七樓 電話：(八五二)二八五一 七九五四 傳真：(八五二)二五四五 四Ｏ八六

To: The board of directors and stockholders of

Redtone Asia, Inc.

Report of Independent Registered Public Accounting Firm

We were engaged to audit the accompanying consolidated balance sheets of REDtone Asia, Inc. and its subsidiaries, ("the Company") as of April 30, 2016 and May 31, 2015, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

We were unable to evaluate correctness of the accounting treatment of one related party not being classified as variable interest entity. Had this related party been classified as variable interest entity, the consolidated balance sheet should have included this related party and we were unable to quantify the financial impact of such consolidation on the balance sheet and statements of operation. The outstanding balances of amount due to this related party derived from revenue and service costs for the years ended April 30, 2016 and May 31, 2015, appearing in the accompanying consolidated financial statements were and $28,771 and $54,792 respectively. The Company's records did not permit the application of other auditing procedures to obtain sufficient evidence regarding the correctness of the accounting treatment of amount due to the related party and such related parties transactions thereof.

Since the Company did not provide sufficient appropriate evidence and we were not able to apply other auditing procedures to satisfy ourselves as to evaluate the correctness of the accounting treatment of the related party not being a variable interest entity, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.

DCAW (CPA) Limited

/s/ DCAW (CPA) Limited
Certified Public Accountants
Hong Kong, China
August 9, 2016

F1

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At April 30, 2016 and May 31, 2015

	2016	(Restated) 2015
Assets
Current assets
Cash and cash equivalents	$345,315	$800,821
Fixed deposits pledged with bank	3,081,486	3,223,718
Inventories	-	3,951
Accounts receivable	644,246	825,790
Other receivables and deposits	264,982	361,780
Other investment	941,649	1,038,037
Total current assets	5,221,878	6,254,097

Property, plant and equipment, net	1,014,560	3,803,404
Intangible assets, net	1,609,841	1,777,171
Goodwill	-	377,171

Total assets	7,902,079	12,211,843

Liabilities and stockholders' equity
Liabilities
Current liabilities
Deferred income	1,145,770	1,138,911
Accounts payable	776,356	382,094
Accrued expenses and other payables	829,495	883,459
Amount due to related parties	2,000,813	2,088,644
Taxes payable	972,227	656,242
Liabilities related to assets held for sale	-	-
Total current liabilities	5,724,661	5,149,350

Total liabilities	5,724,661	5,149,350

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,235,344)	(3,289,447)
Retained earnings	(446,139)	2,141,129
Accumulated other comprehensive income	532,302	836,582
Total stockholders' equity	4,605,944	7,443,389
Non-controlling interests	(2,428,526)	(380,896)
Total equity	2,177,418	7,062,493

Total liabilities and stockholders' equity	7,902,079	12,211,843

See accompanying notes to the consolidated financial statements.

F2

REDTONE ASIA, INC. AND SUBSIDIARIESs
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Period Ended April 30, 2016 and Year ended May 31, 2015

	2016	2015
Continuing operations
Revenue	5,100,897	8,423,788
Other income and gains	120,957	117,179
Service costs	(3,996,707)	(6,908,020)
Personnel cost	(642,665)	(827,606)
Depreciation expense	(379,941)	(541,142)
Amortization expense	(145,051)	(321,033)
Administrative and other expenses	(4,208,749)	(1,165,708)

Loss before provision for income taxes	(4,151,259)	(1,222,542)
Provision for income taxes	(539,787)	(68,002)

Net loss before non-controlling interest	(4,691,046)	(1,290,544)
Share of loss by non-controlling interest	2,103,778	351,862

Net loss	(2,587,268)	(938,682)

Discontinued operations
Net loss	-	(104,018)
Gain on disposal of discontinued operations	-	1,010,987

Net income for the year	-	906,969
Net loss for the period/ year
Net loss before non-controlling interest	(4,691,046)	(383,575)
Non-controlling interest	2,103,778	351,862
Net loss for the period/ year	(2,587,268)	(31,713)

Other comprehensive loss
Loss on foreign currency translation of continuing operations	(304,280)	(71,601)
Share of other comprehensive income by non-controlling interest	56,148	4,089
Other comprehensive loss attributable to shareholders of the Company	(248,132)	(67,512)
Gain on foreign currency translation of discontinued operations	-	17,162
Total other comprehensive loss	(248,132)	(50,350)

Total comprehensive loss
- Attributable to continuing operations	(2,835,400)	(1,006,194)
- Attributable to discontinued operations	-	924,131

Total comprehensive loss	(2,835,400)	(82,063)

Earnings per share, basic and diluted
– continuing operations	(0.00)	(0.00)
– discontinued operations	0.00	0.00
Weighted average number of shares	282,315,356	282,315,356

See accompanying notes to the consolidated financial statements.

F3

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Period Ended April 30, 2016 and Year ended May 31, 2015

	Issued common shares	Common stock	Additional paid in capital	Amount due from a related company	Retained earnings	Other comprehensive income	Total stock- holders' equity	Non- controlling interests	Total equity

Balance at June 1, 2014	282,315,356	$28,232	$7,726,893	$(3,272,950)	$2,172,842	$891,021	$7,546,038	$163,770	$7,709,808
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	(196,893)	(196,893)
Increase in amount due from a related party				(16,497)	-	-	(16,497)	-	(16,497)
Net income for the year	-	-	-	-	(31,713)	-	(31,713)	(351,862)	(383,575)
Foreign currency translation adjustments	-	-	-	-	-	(54,439)	(54,439)	4,089	(50,350)

Balance at May 31, 2015	282,315,356	$28,232	$7,726,893	$(3,289,447)	$2,141,129	$836,582	$7,443,389	$(380,896)	$7,062,493
Decrease in amount due from a related company	-	-	-	54,103	-	-	54,103	-	54,103
Net loss for the year	-	-	-	-	(2,587,268)	-	(2,587,268)	(2,103,778)	(4,691,046)
Foreign currency translation adjustments	-	-	-	-	-	(304,280)	(304,280)	56,148	(248,132)

Balance at April 30, 2016	282,315,356	$28,232	$7,726,893	$(3,235,344)	$(446,139)	$532,302	$4,605,944	$(2,428,526)	$2,177,418

See accompanying notes to the consolidated financial statements.
F4

REDTONE ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Period Ended April 30, 2016 and Year ended May 31, 2015

	2016	(Restated) 2015
Cash flows from operating activities
Cash flows from continuing operating activities
Net loss before non-controlling interest	(4,691,046)	(1,290,544)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	145,051	321,033
Depreciation expense	379,941	541,142
Deferred tax	-	(4,759)
Impairment in goodwill	377,171	-
Impairment in fixed assets	2,591,832	-
Impairment in inventories	20,309	-
Impairment on allowance for debts	196,138	-
Changes in operating assets and liabilities:
(Increase)/ Decrease in accounts receivable	(14,594)	2,073,186
(Increase)/ Decrease in inventories	(16,358)	23
Decrease in other receivables and deposits	96,798	721,489
Decrease in tax recoverable	-	23,372
Decrease in deferred income	6,859	395,118
Increase/ (Decrease) in accounts payable	394,262	(2,416,279)
Increase/ (Decrease) in tax payables	315,985	(14,883)
(Decrease)/ Increase in accrued liabilities and other payables	(53,964)	301,219

Net cash (used in)/ provided by continuing operating activities	(251,616)	650,117
Net cash (used in) discontinued operating activities	-	(113,811)
	(251,616)	536,306

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Purchase of property, plant and equipment	(295,171)	(1,692,890)
Purchases of intangible assets	-	(161,400)
Decrease/ (increase) in amount due from a related company	54,103	(16,497)
Decrease/ (increase) in trust fund	96,388	(1,038,037)
Decrease/ (increase) in fixed deposits pledged with bank	142,232	(3,223,718)
Net cash (used in) acquisition of interest in subsidiaries	-	(103,874)
Proceeds from disposal of subsidiaries	-	4,565,935

Net cash used in continuing investing activities	(2,448)	(1,670,481)
Net cash flows used in discontinued investing activities	-	(1,590,743)
	(2,448)	(3,261,224)

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in amount due to discontinued operations	-	(1,375,268)
Capital contributed by non-controlling interests	-	64,599
(Decrease)/ Increase in amount due to related parties	(87,831)	203,785

Net cash used in continuing financing activities	(87,831)	(1,106,884)
Net cash flows from discontinued financing activities	-	-
	(87,831)	(1,106,884)

Net decrease in cash and cash equivalents
Continuing operations	(341,895)	(2,127,248)
Discontinued operations	-	(1,704,554)
	(341,895)	(3,831,802)

Effect of exchange rate changes on cash and cash equivalents
Continuing operations	(113,611)	(63,207)
Discontinued operations	-	17,162
	(113,611)	(46,045)

Cash and cash equivalents at beginning of year
Continuing operations	800,821	2,991,276
Discontinued operations	-	1,687,392
Combined Cash and cash equivalent at beginning of year	800,821	4,678,668
Less: cash and cash equivalents included in beginning assets held for sale	-	(1,687,392)
Cash and cash equivalent at beginning of year	800,821	2,991,276
Cash and cash equivalents at end of year
Continuing operations	345,315	800,821
Discontinued operations (included in assets held for sale)	-	-
	345,315	800,821

Supplementary information – continuing operations
Cash paid for income taxes	3,879	42,639
Cash paid for interest	-	-

See accompanying notes to the consolidated financial statements.

F5

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

REDtone Asia, Inc. and subsidiaries (the "Company") are a group of companies in The People's Republic of China ("PRC"). The principal activities of the Company are that of a telecommunications provider for mobile, fixed and international gateway services. REDtone provides a wide range of telecommunication services, including prepaid and postpaid discounted call services to corporate customers and consumers as well as prepaid mobile airtime top-up. The Company also offers prepaid shopping card services.

The Company's major subsidiaries during the years are illustrated as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities
Redtone Telecommunication (China) Limited ("Redtone China")	Hong Kong May 26, 2005	100%	Investment holding

Redtone Telecommunications (Shanghai) Limited ("Redtone Shanghai")	The PRC July, 26, 2005	100%	Provides technical support services to group companies

Shanghai Huitong Telecommunication Company Limited ("Huitong") [1]	The PRC March, 26, 2007	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Jiamao E-Commerce Company Limited ("Jiamao") [1]	The PRC March 21, 2008	100%	Marketing and distribution of IP call and discounted call services in the PRC

Shanghai Xin Chang Information Technology Company Limited ("Xin Chang") [1]	The PRC January 13, 2006	56%	Marketing and distribution of IP call and discounted call services in the PRC

VMS Technology Limited	Hong Kong September 14, 1998	100%	Trading of discounted call related equipment and provision of related services

RT Communications Ltd	BVI February 24, 2010	100%	Investment holding

Shanghai YuZhong Financial Information Service Co., Ltd ("YuZhong") [1]	The PRC July 16, 2014	49.8%	Investment holding

Shanghai YuGuang Automobile Inspection Technology Co., Ltd ("YuGuang") [1]	The PRC July 17, 2014	59.8%	Investment holding

Taizhou Haitai Motor Vehicle Inspection Co, Ltd. ("Haitai") [1]	The PRC October 31, 2013	30.5%	Investment holding

Feng Cheng Motor Vehicle Inspection Co., Ltd. ("FengCheng") [1]	The PRC November 30, 2012	30.5%	Dormant

1 - Variable interest entities

F6

Nantong Jiatong, Hongsheng and QBA were disposed of July 25, 2014. The corresponding results for years ended May 31, 2015 (up to disposal date) was reported as discontinued operations. See also Footnote 4.

Prior to disposal of Hongsheng, the Company transferred its equity interest in Xin Chang to Huitong. The statutory registration was completed in September 2014.

YuZhong, YuGuang, Haitai and FengCheng are new subsidiaries in previous financial year. See also Footnote 5.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended April 30, 2016 and year ended May 31, 2015 include the accounts of the Company, the Company's subsidiaries and VIEs (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is the Renminbi ("RMB"), while the reporting currency is the US Dollar.

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

F7

Impairment on allowance for debts for the period ended April 30, 2016 and year ended May 31, 2015 amounted to $196,138 and $nil, respectively.

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

Depreciation expense attributable to continuing operations for the period ended April 30, 2016 and year ended May 31, 2015 amounted to $379,941 and $541,142, respectively. Depreciation expense attributable to discontinued operations for the period ended April 30, 2016 and year ended May 31, 2015 amounted to $nil and $3,689, respectively.

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

Amortization expense attributable to continuing operations for the period ended April 30, 2016 and year ended May 31, 2015 amounted to $145,051 and $321,033, respectively.

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

There is $2,591,832 (2015: Nil) impairment loss recognized during the period ended April 30, 2016 and year ended May 31, 2015 respectively.

F8

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
  The seller's price to the buyer is fixed or determinable, and
  Collectability is reasonably assured
Revenue recognition policy for each of the major products and services:
1.	Discounted call services for consumer (EMS) as follow:

Collaboration with CTT – Redtone China is appointed as the sole distributor for EMS and will recognize revenue when airtime is utilized by the consumer and the revenue recognized is on net basis which is computed based on a fixed sharing ratio of the total airtime utilized by consumers after netting of direct traffic termination cost and incidental expenses. Redtone China's role for Business Collaboration with China TieTong Telecommunications (CTT) would be as "Agent" as Redtone China is the sole distributor for EMS brand owned and controlled by CTT; and

F9

Collaboration with other telecommunication providers – Redtone China will act as a discounted consumer call Reseller whereby Redtone China will determine the service and package specification and pricing policies whereas China Unicom acts as a passive termination partner for call traffic.  Redtone China will pay China Unicom solely based on call traffic termination by China Unicom at a prescribed rate (defined as traffic termination costs on the books of Redtone China).  In this regard, Redtone China will recognize the revenue when the consumer utilizes airtime and the value recognized as revenue is the call charges gross value.    Redtone China's role for Business Collaboration with China Unicom would be as "Principal" as China Unicom is playing a passive role as traffic termination partner while Redtone China is fully responsible for the entire management of discounted call services

As this is a prepaid product, there is an expiration date for the product sold. If the airtime is not utilized by the expiration date, which is currently one year from the activation date, it will be deemed expired and revenue will be recognized based on the remaining gross value of the expired prepaid product.

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

4.
Collaboration with Shanghai Huili Telecommunications Co., Ltd ("Huili") – Huili will act as "intermediary agent" to resell the call traffic termination by Redtone China. Huili will pay Redtone China the termination costs on the books of Redtone China.

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2016 and May 31, 2015, there were no dilutive securities outstanding.

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

F10

	April 30, 2016	May 31, 2015
Year end RMB : US$ exchange rate	0.1541	0.1612
Average yearly RMB : US$ exchange rate	0.1570	0.1614
Year end HK$ : US$ exchange rate	0.1286	0.1290
Average yearly HK$ : US$ exchange rate	0.1289	0.1290

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2016 through the date these financial statements were issued.

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

F11

The assets of QBA as of May 31, 2014 are classified as assets held for sale and liabilities in the consolidated balance sheet.

The results of QBA during the year (up to date of disposal) are summarized as follows:

From June 1 2014 to July 25, 2014

Revenue	$3
Other income and gains	164
Service costs	-
Personnel cost	(93,580)
Depreciation expense	(3,689)
Administrative and other expenses	(6,916)

Net loss	(104,018)

The results of QBA for the year ended 31 May, 2015 is reported as discontinued operations in the condensed consolidated statement of income and comprehensive income.

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

On July 17, 2014, Huitong and YuZhong jointly incorporated YuGuang. Huitong and YuZhong own 20% and 80% of equity interests in YuGuang, respectively.

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

Management has assessed the fair value of the assets and liabilities of Haitai Group as of the acquisition date, and is analyzed as follows:

Assets
Construction in progress	$1,100,243
Other receivables and deposits	101,036
Cash and cash equivalents	1,132
1,202,411

Liabilities
Accrued expenses and other payables	1,736,068
1,736,068
Net assets acquired	(533,657)
Net assets shared by YuGuang	(272,165)

Cash consideration	105,006
Goodwill	377,171
Reconciliation of net cash used in acquisition
Cash consideration paid	105,006
Less: cash acquired from the transaction	(1,132)
Net cash used in acquisition	103,874

F12

NOTE 6 - CASH & CASH EQUIVALENTS

As of the balance sheet dates, cash & cash equivalents are summarized as follows:

	2016	2015

Cash and bank	$345,315	$800,821

Total	$345,315	$800,821

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the year-end dates were summarized as follows:

	2016	2015

Deposits	$264,982	$292,985
Other receivables	-	68,795

Total	$264,982	$361,780

F13

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2016	2015
At cost:
Computer and software	$165,435	$147,213
Telecommunication equipment	5,303,150	5,473,624
Furniture, fixtures and equipment	54,628	57,976
Motor vehicles	119,870	167,175
Leasehold improvement	115,657	32,556
Construction in progress	-	2,502,332
	5,758,740	8,380,876
Less: Accumulated depreciation	(4,744,180)	(4,577,472)

Property, plant and equipment, net	$1,014,560	$3,803,404

Depreciation expense attributable to continuing operations for the period ended April 30, 2016 and for the year ended May 31, 2015 amounted to $379,941 and $541,142, respectively. Depreciation expense attributable to discontinued operations for the period ended April 30, 2016 and for the year ended May 31, 2015 amounted to $nil and $3,689, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	2016	2015
At cost:
Operating concession	$566,773	$592,934
Customer base	77,037	80,593
IT license and software	2,275,419	2,281,786
	2,919,229	2,955,313
Less: Accumulated depreciation	(1,309,388)	(1,178,142)

Intangible assets, net	$1,609,841	$1,777,171

Amortization expense attributable to continuing operations for the period ended April 30, 2016 and for the year ended May 31, 2015 amounted to $145,051 and $321,033, respectively.

NOTE 10 – GOODWILL

Goodwill as of the balance sheet dates were summarized as follows:

	2016	2015

Arising from the acquisition of Haitai Group	$377,171	$377,171
Less: Impairment	(377,171)

	-	377,171

Haitai Group was acquired in previous financial year, See also Footnote 5.

F14

NOTE 11 – AMOUNT DUE FROM/(TO) RELATED PARTIES

Amount due from a related company as of the balance sheet dates were summarized as follows:

	2016	2015
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,235,344	$3,289,447

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is no fixed term of repayment.

Amount due to a related company as of the balance sheet dates were summarized as follows:

	2016	2015
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$173,409	$160,420
Related party:
Shanghai Huili Telecommunications Co., Ltd	28,771	54,792
Non-controlling interests	1,798,633	1,873,432

	2,000,813	2,088,644

The amounts due to the related parties are unsecured, non-interest bearing and has no fixed repayment date.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:

	2016	2015

Accrued expenses	$379,165	$344,094
Other payables	450,330	539,365

Total	$829,495	$883,459

NOTE 13 – DEFERRED INCOME

Deferred income consists of prepaid airtime sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

F15

NOTE 14 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	2016	2015

Income tax payable	$992,222	$487,044
Business tax and other tax payables	(19,995)	169,198

Total	$972,227	$656,242

Business tax represents PRC sales tax imposed upon the Company's services provided in the PRC.  Tax rates range from 3% to 6% depending on the nature of the taxable activities.

Income tax represents PRC income tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

NOTE 15 – (INCOME TAX INCOME)/PROVISION FOR INCOME TAXES

	2016	2015

Current income tax in PRC and Hong Kong	$94,555	$72,761
Under-provision in prior year	445,232	-
Deferred income tax income	-	(4,759)

Total	$539,787	$68,002

On April 29, 2014, RTSH obtained a tax benefit which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half rate deduction. Accordingly, provision for income tax of $112,110 for the period from January 1, 2013 to May 31, 2013 that included in last year's income tax expenses was reversed as an income tax income during the year.

A reconciliation of the expected tax with the actual tax expense is as follows:

	2016	2015

Income before provision for income taxes	$(4,151,259)	$(1,222,542)

Expected PRC income tax expense at statutory tax rate of 25%	(1,037,815)	(305,636)
Different tax rate for PRC/Hong Kong local authority	(1,054)	9,649
Expenses not deductible for tax	272,054	241,114
Income not subject to tax	-	(34,449)
Under provision in prior year	445,232	-
Utilization of tax loss brought forward		(105)
Tax loss not provided for deferred tax	861,370	157,429

Total	$539,787	$68,002

F16

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

NOTE 16 – VARIABLE INTEREST ENTITIES ("VIEs")

On April 30, 2007, the Company entered into the loan agreements with Mao Junbao ("MJ") and Mao Hong ("MH") for the establishment of Huitong and on April 30, 2007, an equity pledge agreement which provides that MJ and MH would pledge all their equities in Huitong to Redtone Shanghai.

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

On May 24, 2011, Hongsheng had entered into the Nominee Agreement among Wang Jianping and Xu Lanying, which provided that Hongsheng would commission Wang Jianping and Xu Lanying to establish Nantong Jiatong and the nominee shareholders of Nantong Jiatong is Wang Jianping and Xu Lanying.

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

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company's balance sheet are as follows:

	2016	2015
Assets
Cash and cash equivalents	$161,340	$482,559
Inventories	-	3,951
Accounts receivable	640,656	825,790
Tax recoverable	-	-
Other receivables and deposits	185,144	332,497
Goodwill	-	372,019
Property, plant and equipment, net	413,072	2,845,078
Intangible assets, net	381,670	443,700

Total assets (not include amount due from intra-group companies)	1,781,882	5,305,594

Liabilities
Deferred income	1,145,770	1,138,911
Accounts payable	755,461	361,141
Accrued expenses and other payables	2,081,052	3,036,788
Taxes payable	18,332	23,005
Total current liabilities	4,000,615	4,559,845

F17

The results of VIEs are as follows, and are included in the consolidated statements of income of the Company:

	2016	2015

Revenue	$3,971,566	$7,343,342
Other income and gains	5,753	969,671
Service costs (Not including service costs payable to intra-group companies)	(3,980,948)	(6,889,162)
Personnel cost	(276,152)	(519,808)
Depreciation expense	(57,762)	(65,088)
Amortization expense	(43,264)	(209,926)
Administrative and other expenses	(447,258)	(684,006)

Income before provision for income taxes (Not including service costs payable to intra-group companies)	(4,078,739)	(54,977)
Income tax income/(provision for income taxes)	-	(40,002)

Net income	(4,078,739)	(94,979)

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of April 30, 2016 and May 31, 2015. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 17 – SEGMENTAL ANALYSIS

Information of the Company's business segment is as follows:-

	2016	2015

Revenue from:
Telecommunications	$5,100,897	$8,423,788

Segment loss from:
Telecommunications	$(1,500,484)	$(923,817)
Motor vehicle technical & emission inspection	(2,650,775)	(298,725)
	(4,151,259)	(1,222,542)

Depreciation & Amortization expenses:
Telecommunications	$524,802	$862,175
Motor vehicle technical & emission inspection	190	-
	524,992	862,175

Segment assets:
Telecommunications	$7,871,107	$9,573,796
Motor vehicle technical & emission inspection	30,972	2,638,047
	7,902,079	12,211,843

Capital expenditure:
Telecommunications	$-	$246,575
Motor vehicle technical & emission inspection	-	(1,415)
	-	245,160

F18

NOTE 18 – CAPITAL COMMITMENTS

Capital commitment that related to the Company's car inspection business is as follows:-

	2016	2015

Contracted but not provided for property, plant and equipment - within 1 year	$-	$2,785,647

NOTE 19 – RELATED PARTY TRANSACTION

	2016	2015

Revenue
- REDtone MEX Sdn Bhd	$-	$43,216
- Shanghai Huili Telecommunications Co., Ltd	670,159	1,284,767
Cost of Sales
- Shanghai Huili Telecommunications Co., Ltd	(740,080)	(268,080)

Total	$(69,921)	$1,059,903

F19

NOTE 20 - RESTATEMENTS

During the course of internal evaluation, our accounting staff found classification errors in our previously reported financial statements for the fiscal year ended May 31, 2015 that required correction relating to balance sheet: (1) cash and cash equivalents, fixed deposits pledged with bank, other investment, deferred income, accounts payable and amount due to related parties.  The impacts of the changes reflected on a decrease in cash and cash equivalents by $4,261,755, an increase of fixed deposits pledged with bank by $3,223,718, an increase of other investment by $1,038,037, an increase in deferred income by $344,476, a decrease in accounts payable by $399,268 and an increase of amount due to related parties by $54,792. There were no changes in total asset, total liabilities and shareholders' equity. (2) cash flow statement for the fiscal year ended May 31, 2015 that required to correction relating to an increase in deferred income of $344,476, a decrease in accounts payable $399,268, and a decrease in net cash provided by continuing operating activities by $54,792. Trust fund reflected on an increase of $1,038,037 and fixed deposits pledged with bank a decrease of $3,223,718. An increase of amount due to related parties by $54,792 and a decrease of Net cash used in continuing financing activities by $54,792.  The net cash provided by/(used in) continuing investing activities decreased by $4,261,755; the net increase/(decrease) in cash and cash equivalents decreased by $4,261,755; cash and cash equivalents at end of year decreased by $4,261,755. The details of the changes were reflected in the following items:

REDTONE ASIA INC.

BALANCE SHEETS (extract)

ITEMS	Original 2015	Restated 2015
Assets
Current assets
Cash and cash equivalents	$5,062,576	$800,821
Fixed deposits pledged with bank	-	3,223,718
Other investment	-	1,038,037
	5,062,576	5,062,576

Liabilities and stockholders' equity
Liabilities
Current liabilities
Deferred income	794,435	1,138,911
Account payable	781,362	382,094
Amount due to related parties	2,033,852	2,088,644
	3,609,649	3,609,649

STATEMENTS OF CASH FLOWS (extract)

ITEMS	Original 2015	Restated 2015

Cash flows from operating activities
Decrease in deferred income	50,642	395,118
(Decrease) in accounts payable	(2,017,011)	(2,416,279)
Net cash provided by continuing operating activities	704,909	650,117

Cash flows from investing activities
Cash flows from investing activities – continuing operations
Increase in trust fund	-	(1,038,037)
Increase in fixed deposits pledged with bank	-	(3,223,718)
Net cash provided by/(used in) continuing investing activities	2,591,274	(1,670,481)

Cash flows from financing activities
Increase in amount due to related parties	148,993	203,785
Net cash used in continuing financing activities	(1,161,676)	(1,106,884)

Net increase/(decrease) in cash and cash equivalents
Continuing operations	2,134,507	(2,127,248)
Cash and cash equivalents at end of year
Continuing operations	5,062,576	800,821

F20

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDTONE ASIA, INC.

Dated: August 9, 2016	/s/ Chuan Beng Wei
Chuan Beng Wei
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chuan Beng Wei
Chuan Beng, Wei	Chief Executive Officer,	August 9, 2016
Director

/s/ Bik Soon, Lau
Bik Soon, Lau	Director	August 9, 2016

/s/ Hui Nooi, Ng
Hui Nooi, Ng	Chief Financial Officer	August 9, 2016