Form 10-Q
period 2016-07-31
REDtone Asia Inc
filed 2016-09-23
CIK 1341319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2016, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	282,315,356

Transitional Small Business Disclosure Format (check one): Yes ☐       No  ☒

REDtone Asia, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDtone Asia, Inc.

As of Quarter Ended July 31, 2016 (unaudited)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of July 31, 2016 (unaudited) and April 30, 2016 (Audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended July 31, 2016 and July 31, 2015 (unaudited)	4
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three months ended July 31, 2016 and July 31, 2015 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6–13

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At July 31, 2016 and April 30, 2016

	July 31, 2016 (Unaudited)	April 30, 2016 (Audited)
Assets
Current assets
Cash and cash equivalents	$301,907	$345,315
Fixed deposits pledged with bank	3,013,608	3,081,486
Accounts receivable	634,182	644,246
Other receivables and deposits	203,968	264,982
Other investment	720,252	941,649
Total current assets	4,873,917	5,277,678

Property, plant and equipment, net	1,033,913	1,014,560
Intangible assets, net	1,565,114	1,609,841

Total assets	7,472,944	7,902,079

Liabilities and stockholders' equity
Liabilities
Current liabilities
Deferred income	972,825	1,145,770
Accounts payable	568,694	776,356
Accrued expenses and other payables	936,771	829,495
Amount due to a related company	1,982,791	2,000,813
Taxes payable	1,008,347	972,227

Total liabilities	5,469,428	5,724,661

Equity
Common stock, US$0.0001 par value , 300,000,000 shares authorized; 282,315,356 shares issued and outstanding, respectively	28,232	28,232
Additional paid in capital	7,726,893	7,726,893
Less: Amount due from a related company	(3,202,689)	(3,235,344)
Retained earnings	(533,774)	(446,139)
Accumulated other comprehensive income	403,193	532,302
Total stockholders' equity	4,421,855	4,605,944
Non-controlling interests	(2,418,339)	(2,428,526)
Total equity	2,003,516	2,177,418

Total liabilities and stockholders' equity	7,472,944	7,902,079

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended July 31, 2016 and 2015

	Three months ended July 31, 2016 (Unaudited)	Three months ended July 31, 2015 (Unaudited)

Revenue	790,053	2,506,918
Other income and gains	1,277	14,488
Service costs	(459,505)	(1,950,230)
Personnel cost	(127,139)	(159,863)
Depreciation expense	(44,268)	(156,424)
Amortization expense	(39,148)	(40,126)
Administrative and other expenses	(203,052)	(199,393)

(Loss)/ Profit before provision for income taxes	(81,782)	15,370
Income tax expense	(49,440)	(21,662)

Net loss before non-controlling interest	(131,222)	(6,292)
Share of results by non-controlling interest	43,587	(47,223)

Net loss for the period	(87,635)	(53,515)

Other comprehensive loss
Loss on foreign currency translation	(129,109)	(102,024)
Share of other comprehensive income/ (loss) by non-controlling interest	53,845	(1,206)
Other comprehensive loss attributable to shareholders of the Company	(75,264)	(103,230)
Total comprehensive loss	(162,899)	(156,745)

Loss per share, basic and diluted	-	-
Weighted average number of shares	282,315,356	282,315,356

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2016 and 2015

	Three months ended July 31, 2016 (Unaudited)	Three months ended July 31, 2015 (Unaudited)
Cash flows from operating activities
Net loss before non-controlling interest	(131,222)	(6,292)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization expense	39,148	40,126
Depreciation expense	44,268	156,424
Changes in operating assets and liabilities:
Decrease/ (Increase) in accounts receivable	10,064	(51,502)
Decrease in inventories	-	38,527
Decrease in other receivables and deposits	61,014	184,837
(Decrease)/ Increase in deferred income	(172,945)	84,641
Decrease in accounts payable	(207,662)	(314,819)
Increase in tax payables	36,120	15,606
Increase in accrued liabilities and other payables	107,276	22,720

Net cash (used in)/ provided by operating activities	(213,939)	170,268

Cash flows from investing activities
Purchase of property, plant and equipment	(85,689)	(147,074)
Decrease in amount due from a related company	32,655	31,667
Decrease in trust fund	221,397	167,763
Decrease in fixed deposits pledged with bank	67,878	60,705

Net cash provided by investing activities	236,241	113,061

Cash flows from financing activities
Decrease in amount due to related companies	(18,022)	(33,967)

Net cash used in financing activities	(18,022)	(33,967)

Net increase in cash and cash equivalent	4,280	249,362
Effect of exchange rate changes	(47,688)	(18,337)
Cash and cash equivalents at beginning of period	345,315	603,100

Cash and cash equivalents at end of period	301,907	834,125

Supplementary information – continuing operations
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to the condensed consolidated financial statements.

REDTONE ASIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016 (Unaudited)

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

1 - Variable interest entities

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company's subsidiaries (see Note 1) for the three months ended July 31, 2016 and 2015 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is in Chinese Renminbi ("RMB"), while the reporting currency is U.S. Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of July 31, 2016, the results of its operations and cash flows for the three months ended July 31, 2016 and 2015.

The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the results for a full year period.

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

Depreciation expense attributable to the operations for the three month period ended July 31, 2016 and 2015 amounted to $44,268 and $156,424, respectively.

(e) Intangible assets

IT license and software operating license are generally amortized on a straight-line basis over the expected periods of benefit, in 20 years. Customer base are amortized on a straight-line basis over 3 years.

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

Amortization expense attributable to the operations for the three month period ended July 31, 2016 and 2015 amounted to $39,148 and $40,126, respectively.

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

There is no impairment loss recognized during the three months ended July 31, 2016 and 2015.

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

(k) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2016 and 2015, there were no dilutive securities outstanding.

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

	July 31, 2016	April 30, 2016	July 31, 2015
Period end RMB : US$ exchange rate	0.1507	0.1541	0.1613
Average period RMB : US$ exchange rate	0.1517	0.1570	0.1643
Period end HK$ : US$ exchange rate	0.1289	0.1286	0.1290
Average period HK$ : US$ exchange rate	0.1289	0.1289	0.1290

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2016 through the date these financial statements were issued.

NOTE 4 - CASH AND CASH EQUIVALENTS

As of the balance sheet dates, cash and cash equivalents are summarized as follows:

	July 31, 2016	April 30, 2016

Cash and bank	$301,907	$345,315

NOTE 5 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits as of the dates were summarized as follows:

	July 31, 2016	April 30, 2016

Deposits	$203,968	$264,982

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet dates are summarized as follows:

	July 31, 2016	April 30, 2016
At cost:
Computer and software	$258,333	$165,435
Telecommunication equipment	5,168,125	5,303,150
Furniture, fixtures and equipment	53,516	54,628
Motor vehicles	117,229	119,870
Leasehold improvement	120,724	115,657
	5,717,927	5,758,740
Less: Accumulated depreciation	(4,684,014)	(4,744,180)

Property, plant and equipment, net	$1,033,913	$1,014,560

Depreciation expense attributable to the operations for the three months ended July 31, 2016 and 2015 amounted to $44,268 and $156,424, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates are summarized as follows:

	July 31, 2016	April 30, 2016
At cost:
Operating concession	$554,289	$566,773
Customer base	75,340	77,037
IT license and software	2,280,548	2,275,419
	2,910,177	2,919,229
Less: Accumulated depreciation	(1,345,063)	(1,309,388)

Intangible assets, net	$1,565,114	$1,609,841

Amortization expense attributable to the operations for the three months ended July 31, 2016 and 2015 amounted to $39,148 and $40,126, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) RELATED COMPANIES

As of the balance sheet dates, amount due from a related company that included in the Company's equity accounts were analyzed as follows:

	July 31, 2016	April 30, 2016
Fellow subsidiary:
REDtone Technology Sdn. Bhd.	$3,202,689	$3,235,344

The amount represents advances to the related company. As of the balance sheet dates, the amount is unsecured, non-interest bearing and is expected to be repaid within 2016.
 Amount due to a related company as of the balance sheet dates were summarized as follows:

	July 31, 2016	April 30, 2016
Fellow subsidiary:
REDtone Telecommunications Sdn Bhd	$223,778	$173,409
Related party:
Shanghai Huili Telecommunications Co., Ltd	-	28,771
Non-controlling interests	1,759,013	1,798,633

	1,982,791	2,000,813

The amount due to the related company is unsecured, non-interest bearing and has no fixed repayment date.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the balance sheet dates were summarized as follows:
	July 31, 2016	April 30, 2016

Accrued expenses	$425,497	$379,165
Other payables	511,274	450,330

Total	$936,771	$829,495

NOTE 10 – DEFERRED INCOME

Deferred income consists of prepaid air-time sold which is yet to be utilized. The basis of revenue recognition for discounted call services is based on actual call charges made by end users. When calls are being made, the amount will be deducted from deferred income to the statement of income, net of call costs and expenses.

NOTE 11 – TAXES PAYABLE

Taxes payable at the balance sheet dates are summarized as follows:

	July 31, 2016	April 30, 2016

Income tax payable	$1,019,950	$992,222
Business tax and other tax payables	(11,603)	(19,995)

Total	$1,008,347	$972,227

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

NOTE 12 – INCOME TAX EXPENSE
	Three months ended July 31, 2016	Three months ended July 31, 2015

Current income tax in PRC and Hong Kong	$49,440	$21,662
Deferred tax income	-	-

Total	$49,440	$21,662

On April 29, 2014, RTSH obtained a tax benefit for which the income tax for 2013 and 2014 calendar year is exempt and the income tax for 2015, 2016 and 2017 calendar year will be subject to half-rate deduction.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended July 31, 2016	Three months ended July 31, 2015

(Loss)/ Profit before provision for income taxes	$(81,782)	$15,370

Expected PRC income tax expense at statutory tax rate of 25%	(20,445)	3,843
Different tax rate for PRC/Hong Kong local authority	20,476	6,657
Utilisation of tax losses brought forward	-	(47,434)
Tax loss not provided for deferred tax	49,409	58,596

Total	$49,440	$21,662

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

NOTE 13 – VARIABLE INTEREST ENTITIES ("VIEs")

On April 30, 2007, the Company entered into loan agreements with Mao Junbao ("MJ") and Mao Hong ("MH") for the establishment of Huitong. On April 30, 2007 the Company entered into an equity pledge agreement that provides that MJ and MH would pledge all their equities in Huitong to REDtone Shanghai.

Huitong acquired YuZhong, YuGuang, Haitai and FengCheng, as subsidiaries of the Company during financial year 2015.

Although the Company is not the shareholder of the above VIE subsidiaries, the Company has determined that it is the primary beneficiary of these entities, as the Company has controlling voting powers and entitled to receive the benefit from operations of these entities. Hence, these companies are identified as VIEs and are consolidated as if subsidiaries of the Company.

We did not identify any additional VIEs in which we hold a significant interest.

The total consolidated VIE assets and liabilities reflected on the Company's balance sheet are as follows:

	July 31, 2016	April 30, 2016
Assets
Cash and cash equivalents	$22,571	$161,340
Accounts receivable	634,182	640,656
Other receivables and deposits	46,086	185,144
Property, plant and equipment, net	479,920	413,072
Intangible assets, net	361,940	381,670

Total assets (not include amount due from intra-group companies and related parties)	1,544,699	1,781,882

Liabilities
Deferred income	972,557	1,145,770
Accounts payable	547,752	755,461
Accrued expenses and other payables	2,095,722	2,081,052
Taxes payable	73,443	18,332
Total liabilities (not include amount due to intra-group companies and related parties)	3,689,474	4,000,615

The results of VIEs are as follows, and are included in the consolidated statements of income of the Company:

	Three months ended July 31, 2016	Three months ended July 31, 2015

Revenue	$755,007	$1,683,697
Other income and gains	151	(12,028)
Service costs (Not including service costs payable to intra-group companies)	(459,397)	(1,950,100)
Personnel cost	(58,570)	(93,417)
Depreciation expense	(9,801)	(73,168)
Amortization expense	(11,397)	(12,343)
Administrative and other expenses	(123,744)	(109,646)

Income/ (Loss) before provision for income taxes (Not including service costs payable to intra-group companies)	92,249	(567,005)
Provision for income taxes	(48,167)	(19,931)

Net income/ (loss)	44,082	(586,936)

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred freely out of the VIEs without restrictions. Therefore, the Company considers that there is no asset of VIEs that can only be used to settle obligations of the respective VIEs, except for registered capital and PRC statutory reserves of VIEs as of July 31, 2016. Since the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company. There is currently no contractual arrangement that would require the Company to provide additional financial support to the VIEs. As the Company is conducting certain businesses mainly through its VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

NOTE 14 – RELATED PARTY TRANSACTION

	Three months ended July 31, 2016	Three months ended July 31, 2015

Revenue- Shanghai Huili Telecommunications Co., Ltd	$21,449	$586,719

Cost of Sales - Shanghai Huili Telecommunications Co., Ltd	(23,314)	(142,362)

Total	$(1,865)	$444,357

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

Year-to-date Results of Operations

Year-to-date Results for Three-month period ended July 31, 2016 as Compared to period ended July 31, 2015

The following table summarizes the results of our operations during the three-month periods ended July 31, 2016 and July 31, 2015, and associated percentage changes for comparisons purposes.
Results of continuing operations for three-month period ended July 31, 2016 compared to 3-month period ended July 31, 2015

	Three-month period ended
	July 31, 2016	July 31, 2015	Increase/(Decrease) from previous year
Revenue	790,053	2,506,918	(1,716,865)	-68%
Other income and gains	1,277	14,488	(13,211)	-91%
Service costs	(459,505)	(1,950,230)	(1,490,725)	-76%
Personnel cost	(127,139)	(159,863)	(32,724)	-20%
Depreciation expense	(44,268)	(156,424)	(112,156)	-72%
Amortization expense	(39,148)	(40,126)	(978)	-2%
Administrative and other expenses	(203,052)	(199,393)	(3,659)	-2%

(Loss)/ Profit before provision for income taxes	(81,782)	15,370	(97,152)	-632%
Income tax expense	(49,440)	(21,662)	27,778	128%

Net loss before non-controlling interest	(131,222)	(6,292)	124,930	1986%

Revenues. The Company generated revenue of $790,053 in the first three months of the fiscal year ending April 30, 2017, representing a 68% decrease as compared with the preceding year's corresponding quarters. The decrease in revenues was mainly due to lower consumption from the competitive market of $1,716,865.

Other income and gains.  During the first three-month period of the fiscal year ending April 30, 2017, the Company recorded other income and gains of $1,277, a decrease of $13,211, or 91%, compared with the preceding year's corresponding quarter. The decrease was due to a decrease in interest income from time deposits.

Service cost. Service costs from operations for the first three months in fiscal year 2017 of $459,505 reflected a decrease of $1,490,725 or 76% over the preceding year quarter ended April 30, 2016. The decrease in service costs was mainly due to decrease in the traffic consumption.

Personnel expenses.  The personnel expenses have decreased by 20%, or $32,724, to $127,139 for the first three months of the fiscal year ending April 30, 2017. The decrease is due to reduction in manpower due to business operation is on reducing trend.

Depreciation and amortization expenses. The decrease in depreciation expense by $112,156 or 72% is mainly due to the impairment of the properties, plant and equipment since the previous quarter of fiscal year 2016. Amortization expense is generally comparable to the corresponding period of last fiscal year.

Administrative and other operating expenses.  During the first three months of the fiscal year ending April 30, 2017, the Company recorded general and administrative expenses of $203,052, a marginal decrease of $3,659, or 2%, compared with the preceding year's corresponding quarter.

(Loss)/Profit before provision for income taxes.  For the quarter under review, the decrease in revenues has caused the net loss before provision for income taxes to be $81,782 as compared to a gain of $15,370 over the preceding year's corresponding quarter.

Income tax expense.  For the current quarter under review, there is an income tax expense of $49,440 compared to income tax expense of $21,662 over the preceding quarter's corresponding quarter.

Net loss before non-controlling interest.  For the quarter under review, the dramatic drop of revenue has caused the net loss before non-controlling interest to be $131,222 as compared to a marginal loss of $6,292 over the preceding year's corresponding quarter.

Liquidity and Capital Resources.

Cash

Our cash balance at July 31, 2016 was $301,907, representing a decrease of $43,408 compared to our cash balance of $345,315 at April 30, 2016.

Cash Flow (before effect of exchange rate changes).

	July 31, 2016	July 31, 2015	+/-
Net cash (used in)/provided by operating activities	$(213,939)	$170,268	(384,207)
Net cash provided by investing activities	$236,241	$113,061	123,180
Net cash used in financing activities	$(18,022)	$(33,967)	(15,945)
Net increase in cash and cash equivalents	4,280	249,362	(245,082)

Net cash used in operations during the three months ended July 31, 2016 amounted to $213,939 as compared to net cash provided by operations of $170,268 in the same period of FY2016. The net cash used in the operating activities during the quarter under review mainly due to tight competition in PRC telecommunication industry.

Net cash provided by investing activities for the three months period ended July 31, 2016 amounted to $236,241 as compared to net cash provided by investing activities of $113,061 in the same period of FY2016. The net cash provided during the quarter is mainly due to decrease in placement in the short term trust fund.

There was net cash used in financing activities of $18,022 for the three months ended July 31, 2016.

Working Capital

We have negative working capital of $595,511 at July 31, 2016

At July 31, 2016, we had stockholders' equity of $2,003,516; total assets of $7,472,944 and total current liabilities of $5,469,428.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on the Company's processes and assessment, as described above, management has concluded that, as of July 31, 2016, the Company's internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity for the quarter ended July 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended July 31, 2016.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company has evaluated for disclosure all subsequent events occurring through September 16, 2016, the date the financial statements were issued.

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

Dated: September 19, 2016	REDtone Asia, Inc.	Dated: September 19, 2016	REDtone Asia, Inc.
By:	/s/	By:	/s/
Name:	Chuan Beng Wei	Name:	Hui Nooi Ng
Title:	Chief Executive Officer	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)